Form 10-Q
period 1999-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 1999-08-16
CIK 825953

UNITED STATES
                        SECURITIES AND EXCHAGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999
                                             -------------

                        Commission File Number: 001-15089

                        Fidelity BancShares (N.C.), Inc.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                 56-1586543
    (state or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)


          100 South Main Street, Fuquay-Varina, North Carolina 27526
------------------------------------------------------------------------------
             (Address of principal executive offices)        (zip code)

                                (919) 552-2242
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes       No   X
                                   ----     ----

                Common Stock - $25 Par Value, - 28,170 shares
------------------------------------------------------------------------------
       (Number of shares outstanding, by class, as of August 13, 1999)

                                      INDEX
                                                                         PAGE(S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 1999, December 31, 1998,
         and June 30, 1998                                                 3

         Consolidated Statements of Income for the three-month and
         six-month periods ended June 30, 1999 and June 30, 1998           4


         Consolidated Statements of Changes in Shareholders' Equity for
         the six-month periods ended June 30, 1999 and June 30, 1998       5

         Consolidated Statements of Cash Flows for the six-month periods
         ended June 30, 1999 and June 30, 1998                             6


         Notes to Consolidated Financial Statements                        7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9`-17

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         18

Item 6.  Exhibits and Reports on Form 8-K                                  18

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       December 31,    June 30,
                                                                     1999            1998           1998
                                                                 ------------    ------------    -----------
                                                                  (unaudited)                     (unaudited)
Assets
Cash and due from banks                                         $ 48,349,047    $ 31,137,382   $ 23,766,730
Federal funds sold                                                 2,800,000      87,050,000     43,400,000
                                                                 ------------    ------------    -----------
    Total cash and cash equivalents                               51,149,047     118,187,382     67,166,730
Investment securities:
    Held to maturity (estimated fair value of $146,708,785,
    $90,567,934, and $102,125,862, respectively                  148,046,274      90,146,476     102,052,076
    Available for sale (cost of $2,644,600)                        8,768,502       9,608,000      10,804,252
                                                                 ------------    ------------    -----------
      Total investment securities                                156,814,776      99,754,476     112,856,328
                                                                 ------------    ------------    -----------
Loans                                                            479,322,235     439,207,586     385,270,983
Allowance for possible loan losses                                (5,006,983)     (4,601,000)     (3,708,958)
                                                                 ------------    ------------    -----------
    Loans, net                                                   474,315,252     434,606,586     381,562,025
                                                                 ------------    ------------    -----------
Federal Home Loan Bank of Atlanta stock, at cost                   2,059,300       1,862,402       1,862,400
Premises and equipment, net                                       27,888,819      24,877,879      22,816,231
Accrued interest receivable                                        4,708,299       3,651,655       3,629,714
Intangible assets                                                  9,982,221      10,395,185       6,628,320
Other assets                                                       1,513,828         798,698         957,620
                                                                  ------------   ------------    -----------
    Total assets                                               $ 728,431,542    $694,134,263   $ 597,479,368
                                                                  ============   ============    ===========

Liabilities and Shareholders' Equity
Deposits
    Noninterest-bearing demand deposits                         $ 95,465,159    $  87,883,295    $ 77,518,550
    Savings and interest-bearing deposits                        213,533,042      218,615,950     175,027,491
    Time deposits                                                304,033,218      303,147,090     263,390,987
                                                                 ------------     ------------    -----------
      Total deposits                                             613,031,419      609,646,335     515,937,028
Short-term borrowings                                             17,438,795       11,617,344      11,037,015
Long-term borrowings                                              23,000,000                -               -
Accrued interest payable                                           4,779,211        4,123,464       3,764,955
Other liabilities                                                  3,324,697        3,938,944       4,198,388
                                                                 ------------     ------------    -----------
    Total liabilities                                            661,574,122      629,326,087     534,937,386
                                                                 ------------     ------------    -----------
Commitments and contingencies
Shareholders' equity
    Common stock ($25 par value; 29,200 shares
      authorized;  28,170, 28,410, and 28,410 shares
      issued and outstanding, respectively)                          704,250          710,250         710,250
    Surplus                                                        6,198,366        6,251,174       6,251,174
    Accumulated other comprehensive income                         3,682,196        4,186,818       4,905,955
    Retained earnings                                             56,272,608       53,659,934      50,674,603
                                                                 ------------     ------------     -----------
      Total shareholders' equity                                  66,857,420       64,808,176      62,541,982
                                                                 ------------     ------------     -----------
         Total liabilities and shareholders' equity            $ 728,431,542    $ 694,134,263    $597,479,368
                                                                 ============     ============     ===========

    See accompanying notes to consolidated financial statements.

                    FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME


                                                     Three months ended June 30,  Six months ended June 30,
                                                    ---------------------------- ----------------------------

                                                         1999           1998           1999           1998
                                                    ------------- -------------- -------------- -------------
                                                             (unaudited)                   (unaudited)
Interest income:
    Interest and fees on loans                      $ 10,774,683   $  9,167,332   $ 21,041,646   $ 17,970,223
    Interest and dividends on investment
      securities:
      Non taxable interest income                              -          2,940              -         21,840
      Taxable interest and dividend income             2,053,171      1,508,726      3,430,505      3,316,102
    Interest on federal funds sold                       230,946        649,958        972,331      1,126,085
                                                     -----------    -----------    -----------     ----------
      Total interest income                           13,058,800     11,328,956     25,444,482     22,434,250
                                                      -----------    -----------    -----------    ----------
Interest expense:
    Deposits                                           5,008,550      4,768,058     10,036,985     9,494,947
    Short-term borrowings                                125,465         97,687        234,913       191,747
    Long-term borrowings                                  85,699              -         85,699             -
                                                      -----------    -----------    -----------    ----------
      Total interest expense                           5,219,714      4,865,745     10,357,597     9,686,694
                                                      -----------    -----------    -----------    ----------
      Net interest income                              7,839,086      6,463,211     15,086,885    12,747,556
Provision for possible loan losses                       300,000         90,000        600,000       180,000
                                                      -----------    -----------    -----------    ----------
      Net interest income after provision for
        possible loan losses                           7,539,086      6,373,211     14,486,885     12,567,556
                                                      -----------    -----------    -----------    ----------
Noninterest income:
    Service charges on deposit accounts                  687,863        626,694      1,388,685      1,212,880
    Other service charges, commissions and fees          551,843        456,918      1,097,476        869,060
    Gain on sale of mortgage servicing rights                  -              -              -        507,456
    Other income                                          11,452         14,813         26,213         36,072
                                                      -----------    -----------    -----------    ----------
      Total noninterest income                         1,251,158      1,098,425      2,512,374      2,625,468
                                                      -----------    -----------    -----------    ----------
Noninterest expense:
    Salaries and employee benefits                     3,107,115      2,183,027      6,024,354      4,419,429
    Occupancy and equipment                              982,488        847,517      1,895,896      1,563,510
    Data processing                                      391,626        338,874        771,576        657,378
    Other                                              1,081,556        924,692      2,400,108      1,756,743
                                                      -----------    -----------    -----------    ----------
      Total noninterest expense                        5,562,785      4,294,110     11,091,934      8,397,060
                                                      -----------    -----------    -----------    ----------
      Net income before income taxes                   3,227,459      3,177,526      5,907,325      6,795,964
Income tax expense                                     1,357,900      1,245,363      2,418,900      2,586,484
                                                      -----------    -----------    -----------    ----------
      Net income                                    $  1,869,559   $  1,932,163   $  3,488,425    $ 4,209,480
                                                      ===========    ===========    ===========    ==========
Per share information:
    Net income                                      $      65.90   $      68.01   $     122.88    $    148.17
    Cash dividends declared                         $       8.00   $       8.00   $      16.00    $     16.00
    Weighted average shares outstanding                   28,370         28,410         28,390         28,410

    See accompanying notes to consolidated financial statements.

                                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (unaudited)

                                                                             Accumulated
                                                Common Stock                    other                                    Total
                                                ------------               comprehensive    Retained   Comprehensive  shareholders'
                                               Shares    Amount    Surplus     income       earnings       income        equity
                                              ------- ---------  ----------   ----------   ----------- -------------  ------------
Balance December 31, 1997                       28,410  $ 710,250  6,251,174   5,235,996    46,919,683              $ 59,117,103
    Net income                                                                               4,209,480  $ 4,209,480    4,209,480
    Cash dividends ($16.00 per share)                                                         (454,560)                 (454,560)
    Unrealized loss on securities available
      for sale, net of deferred tax benefit of
      $218,832
                                                                                (330,041)                  (330,041)    (330,041)
                                                -------   -------   ---------   ---------   ----------    ---------    ----------
    Comprehensive income

Balance June 30, 1998                           28,410    710,250  6,251,174   4,905,955    50,674,603   $3,879,439   62,541,982
                                                -------   -------  ---------   ---------    ----------   ----------   ----------


Balance December 31, 1998                       28,410    710,250  6,251,174   4,186,818    53,659,934  $ 3,488,425   64,808,176
    Net income                                                                               3,488,425                 3,488,425
    Cash dividends ($16.00 per share)                                                         (454,560)                 (454,560)
    Purchase and retirement of common stock       (240)    (6,000)   (52,808)                 (421,191)                 (479,999)
    Unrealized loss on securities available
      for sale, net of deferred tax benefit of
      $334,875                                                                  (504,622)                  (504,622)    (504,622)
                                                -------   -------   ---------   ---------   ----------  -----------    ----------
    Comprehensive income

Balance June 30, 1999                           28,170  $ 704,250 $6,198,366   $3,682,196  $56,272,608  $ 2,983,803  $66,857,420
                                                =======   =======  =========    =========   ==========  ===========   ==========

    See accompanying notes to consolidated financial statements.


               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six months ended June 30,
                                                                          --------------------------------
                                                                                1999             1998
                                                                            ------------      ----------
                                                                                 (unaudited)
Cash flows from operating activities:
    Net income                                                              $  3,488,425      $ 4,209,480
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            1,382,683        1,129,822
      Amortization (accretion) on investment securities                           93,663          (12,648)
      Gain on sale of premises and equipment                                      (2,000)         (10,000)
      Provision for loan losses                                                  600,000          180,000
      Origination of loans held for sale                                      (9,308,700)      (9,560,050)
      Proceeds from sales of loans held for sale                               9,338,706        9,592,734
      Gain on sale of loans held for sale                                        (30,006)         (32,684)
      (Increase) decrease in accrued interest receivable                      (1,056,644)         439,330
      (Increase) decrease in other assets                                       (715,130)         116,481
      Decrease in other liabilities                                             (279,370)        (102,379)
      Increase in accrued interest payable                                       655,747          461,508
                                                                               ------------      ----------
         Net cash provided by operating activities                             4,167,374        6,411,594
                                                                              ------------      ----------
Cash flows from investing activities:
    Purchase of securities held to maturity                                 (102,996,910)     (60,111,328)
    Return of capital on securities available for sale                                 -          456,000
    Proceeds from maturities and issuer calls of securities held to maturity  45,003,449       90,202,935
    Purchase of FHLB of Atlanta stock                                           (196,898)         (59,100)
    Net increase in loans                                                    (40,308,666)     (27,636,572)
    Purchases of premises and equipment                                       (3,980,659)      (2,763,327)
    Proceeds from sale of premises and equipment                                   2,000           10,000
                                                                              ------------      ----------
      Net cash provided (used) by investing activities                      (102,477,684)          98,608
                                                                             ------------      ----------
Cash flows from financing activities
    Net increase in deposits                                                   3,385,084       10,699,958
    Net increase (decrease) in short-term borrowings                           5,821,451          (14,300)
    Issuance of long-term borrowings                                          23,000,000                -
    Cash dividends paid                                                         (454,560)        (454,560)
    Purchase and retirement of common stock                                     (480,000)               -
                                                                             ------------      ----------
      Net cash provided by financing activities                               31,271,975       10,231,098
                                                                             ------------      ----------
      Net increase (decrease) in cash and cash equivalents                   (67,038,335)      16,741,300
Cash and cash equivalents at beginning of the year                           118,187,382       50,425,430
                                                                              ------------      ----------
Cash and cash equivalents at end of the year                                $ 51,149,047    $  67,166,730
                                                                              ============      ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                 $   9,701,850    $   9,225,186
                                                                              ============      ==========
    Cash paid during the year for income taxes                             $   2,108,959    $   2,314,126
                                                                              ============      ==========

Supplemental disclosures of noncash financing and
      and investing activities:
    Unrealized losses on available-for-sale
      securities, net of deferred tax benefit of $334,875
      and $218,832 respectively                                            $    (504,622)    $   (330,041)
                                                                              ============      ==========

    See accompanying notes to consolidated financial statements.

              Fidelity BancShares (N.C.), Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 50 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services, Inc..

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of BancShares as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with financial statements and notes included in the Fidelity BancShares (N.C.), Inc. Registration Statement on Form S-1. Certain amounts for prior periods have been reclassified to conform with statement presentations for 1999. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2.     Net Income Per Share

Net income per share has been computed by dividing net income applicable to common shares by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential common stock.

Note 3.     Allowance for Possible Loan Losses

A summary of the allowance for possible loan losses follows:


                                                            (Unaudited)
                                                   Six months ended June 30,
                                                   -------------------------
                                                     1999            1998
                                                   ---------       ---------

          Balance at beginning of year           $ 4,601,000     $ 4,144,752
                  Provision for loan losses          600,000         180,000
                  Loans charged off                 (413,873)       (898,225)
                  Loan recoveries                    219,856         282,431
                                                   ---------       ---------
          Balance at end of the period           $ 5,006,983     $ 3,708,958
                                                   =========       =========

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at June 30, 1999 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is approximately $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.

Note 5.     Pending Acquisitions

During July 1999, the Bank received Regulatory approval too acquire seven branches from First-Citizens Bank & Trust Company ("FCB"), a related party. The effect on the Bank will be an increase of approximately $111.9 million in deposits and $22.1 million in assets (including premises and loans). In connection with that transaction, the Bank expects to pay an aggregate deposit premium of approximately $5.2 million. This transaction is expected to be completed during the third quarter of 1999.

TABLE I.
FINANCIAL SUMMARY
(QUARTERLY INFORMATION)

                                                              1999                                  1998
                                                   -----------------------   --------------------------------------
                                                      Second       First       Fourth       Third        Second
(thousands, except share and per share data)          Quarter      Quarter      Quarter     Quarter      Quarter
                                                   -----------  ----------   ----------   ----------  -----------
SUMMARY OF OPERATIONS
Interest income                                    $   13,059   $  12,386    $  12,420    $  11,716   $   11,329
Interest expense                                        5,220       5,138        5,237        4,968        4,866
                                                     ---------    --------     --------    ---------    ---------
Net interest income                                     7,839       7,248        7,183        6,748        6,463
Provision for loan losses                                 300         300          300          150           90
                                                     ---------    --------     --------    ---------    ---------
Net interest income after provision
     for loan losses                                    7,539       6,948        6,883        6,598        6,373
Non-interest income                                     1,251       1,261        1,697        1,154        1,098
Non-interest expense                                    5,563       5,529        6,230        4,791        4,294
                                                     ---------    --------     --------    ---------    ---------
Net income before income taxes                          3,227       2,680        2,350        2,961        3,177
Income taxes                                            1,358       1,061          820        1,051        1,245
                                                     ---------    --------     --------    ---------    ---------
Net income                                         $    1,869   $   1,619    $   1,530    $   1,910   $    1,932
                                                     =========    ========     ========    =========    =========

SELECTED PERIOD-END BALANCES
Total assets                                       $  728,432   $ 701,534    $ 694,134    $ 614,409   $  597,479
Investment securities and fed funds sold              159,615     181,169      186,804      159,761      156,256
Loans, gross                                          479,322     458,962      439,208      398,033      385,271
Interest-earning assets                               640,996     642,190      627,874      559,657      543,390
Deposits                                              613,031     612,244      609,646      532,264      515,937
Interest-bearing liabilities                          558,005     538,929      533,380      463,739      449,455
Shareholders' equity                               $   66,857   $  65,647    $  64,808    $  63,782   $   62,542
Common shares outstanding                              28,170      28,410       28,410       28,410       28,410
                                                     =========    ========     ========    =========    =========

SELECTED AVERAGE BALANCES
Total assets                                       $  703,043   $ 687,866    $ 671,713    $ 598,606   $  588,541
Investment securities and fed funds sold              172,152     173,944      184,043      153,049      162,876
Loans, gross                                          471,391     452,637      425,017      394,063      377,762
Interest-bearing assets                               643,792     628,457      610,922      548,975      542,501
Deposits                                              610,277     602,031      585,547      516,993      508,212
Interest-bearing liabilities                          539,539     532,770      513,281      453,872      448,497
Shareholders' equity                               $   66,077   $  64,945    $  65,269    $  63,253   $   62,314
Common shares outstanding                              28,370      28,410       28,410       28,410       28,410
                                                     =========    ========     ========    =========    =========

PROFITABILITY RATIOS
Return (annualized) on average total assets              1.06 %      0.94 %       0.91 %       1.28 %       1.31 %
Return (annualized) on average shareholders' equity     11.31        9.97         9.38        12.08        12.40
Dividend payout ratio                                   12.15       14.04        14.85        11.90        11.75
                                                     =========    ========     ========    =========    =========

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits                                       77.24 %     75.18 %      72.58 %      76.22 %      74.33 %
Shareholders' equity to total assets                     9.40        9.44         9.72        10.57        10.59
                                                     =========    ========     ========    =========    =========

Per Share of Common Stock
Net income                                         $    65.90   $   56.98    $   53.85    $   67.23   $    68.01
Cash dividends                                           8.00        8.00         8.00         8.00         8.00
Book value                                           2,373.34    2,310.70     2,281.17     2,245.05     2,201.41
                                                     =========    ========     ========    =========    =========

Asset Quality Ratios
Nonperforming assets to total gross loans
  and other real estate owned                            0.01 %      0.01 %       0.01 %       0.01 %       0.01 %
Annualized net charge-offs (recoveries) to
     average loans                                       0.15        0.02        (0.59)        0.19         0.58
Total allowance for loan losses to total loans          l1.04        1.06         1.05         0.92         0.96
                                                      =========    ========     ========    =========    =========


ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
      Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates fifty branches in North Carolina.

FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Net Income. In the first six months of 1999, BancShares' net income decreased $721,000 from $4.2 million in the first six months of 1998 to $3.5 million in the first six months of 1999, a decrease of 17.13%. Net income for the second quarter of 1999 decreased $63,000 or 3.24% when compared to the same period of 1998. The reduction in net income for the six months and second quarter ended June 30, 1999 was largely due to increased operating expenses associated with de novo branch openings during 1999 and 1998 and five branches purchased during 1998 combined with the absence of a $508,000 non-recurring gain +on the sale of mortgage servicing rights during the first quarter of 1998. BancShares is likely to continue to incur additional operating and capital expenses during 1999 as a result of its expansion program, and these increased expenses could cause BancShares' 1999 earnings to decline from earnings in 1998. BancShares has received Regulatory approval to acquire seven branches from First Citizens Bank & Trust Company ("FCB") during the third quarter of 1999.

      Net income per share for the first six months of 1999 was $122.88, a decrease of $25.29 per share, or 17.07%, from $148.17 per share in 1998. For the second quarter of 1999, net income per share was $65.90, a decrease of $2.11 per share or 3.10%, from $68.01 per share for the second quarter of 1998. The return on average equity for the six months ended June 30, 1999 was 10.74%, compared to 13.81% for the six months ended June 30, 1998. For the second quarter of 1999 and 1998, return on average equity was 11.31% and 12.40%, respectively. Return on average assets for the six months ended June 30, 1999 and 1998 was 1.01% and 1.45%, respectively. For the second quarter of 1999 and 1998, return on average assets was 1.06% and 1.31%, respectively.

      Interest Income. Interest and fees on loans increased $3.1 million, or 17.09%, from $18.0 million for the six months ended June 30, 1998 to $21.0 million for the six months ended June 30, 1999. For the second quarter of 1999, interest and fees on loans increased $1.6 million or 17.53%, from $9.2 million in 1998 to $10.8 million in 1999. These increases were due to increased loan volume as a result of internal growth, including de novo branching, and the acquisition of five branches during 1998. Average loans for the six months ended June 30, 1999 were $462.0 million, an increase of $91.5 million or 24.70% from $370.5 million for the six months ended June 30, 1998. For the second quarter of 1999, average loans increased $93.6 million or 24.79%, from $377.8 million in 1998 to $471.4 million in 1999. The six month yields on the loan portfolio were 9.19% and 9.78% for the periods ended June 30, 1999 and 1998, respectively. For the second quarter of 1999 and 1998, the yields on loans were 9.17% and 9.73%, respectively. The reduction in yields was driven primarily by decreases in market rates, such as the prime rate, during the latter part of 1998.

      Interest income from investment securities, including US Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $92,000 or 2.77% from $3.3 million for the six months ended June 30, 1998 to $3.4 million for the six months ended June 30, 1999. Interest income on investment securities for the second quarter increased $542,000 or 35.82% from $1.5 million in 1998 to $2.1 million in 1999. These increases were driven by increases in the average balances within the securities portfolio. For the six months ended June 30, 1999 and 1998, average investment securities were $120.5 million and $111.9 million, respectively. For the second quarter of 1999 and 1998, average securities totaled $146.2 million and $102.4 million, respectively. The yields on investment securities were 5.51% and 5.79% for the six months ended June 30, 1999 and 1998, respectively. For the second quarters, the yields were 5.46% and 5.69% in 1999 and 1998, respectively.

      Interest income on federal funds sold decreased $154,000 or 13.65% from $1.1 million for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999. For the second quarter of 1999, interest income on federal funds sold decreased $419,000 or 64.47% from $650,000 in 1998 to $231,000 in 1999. The decrease in income resulted primarily from the decrease in average federal funds sold. Average federal funds sold for the six months ended June 30, 1999 were $42.7 million with a yield of 4.59% compared to an average balance of $41.9 million for the six months ended June 30, 1998 with a yield of 5.41%. For the second quarter of 1999, average balances of federal funds sold decreased from $48.5 million in 1998 with a yield of 5.38% to $15.4 million in 1999 with a yield of 6.03%.

      Total interest income for the six months ended June 30, 1999 increased $3.0 million or 13.42% from $22.4 million in 1998 to $25.4 million in 1999. For the second quarter of 1999, interest income increased $1.7 million or 15.27% from $11.3 million in 1998 to $13.1 million in 1999. This increase was primarily driven by loan volumes, which were mentioned above. Average earning asset interest yields for the six months ended June 30, 1999 and June 30, 1998 were 8.07% and 8.41%, respectively. For the second quarter of 1999 and 1998, average earning asset yields were 8.14% and 8.38%, respectively. Average earning assets increased from $538.4 million in the six months ended June 30, 1998 to $636.1 million in the period ended June 30, 1999, an increase of $97.7 million or 18.15%. For the second quarter of 1999, average earning assets increased $101.3 million or 18.67%, from $542.5 million in 1998 to $643.8 million in 1999. These increases in the average earning assets resulted from internal growth, including de novo branching, and the acquisition of five branches during 1998.

      Interest Expense. Total interest expense for the six months ended June 30, 1999 increased $671,000 or 6.93% from $9.7 million at June 30, 1998 to $10.4 million. For the second quarter of 1999, interest expense increased $354,000 or 7.27% from $4.9 million in 1998 to $5.2 million in 1999. The principal reason for the increase in interest expense is an increase in average interest bearing deposits of $81.0 million to $520.2 million for the six months ended June 30, 1999 from $439.3 million at June 30, 1998. For the second quarter of 1999, average interest bearing deposits increased $81.3 million from $439.6 million in 1998 to $520.9 million in 1999. The yields on interest bearing deposits for the six months ended June 30, 1999 and 1998 were 3.89%, 4.36%, respectively, and for the three months ended June 30, 1999 and June 30, 1998 were 3.86% and 4.35%, respectively. Average short-term borrowings increased $5.0 million from $8.9 million to $13.9 million for the six months ended June 30, 1998 and 1999, respectively, while the yield decreased from 4.37% in 1998 to 3.42% in 1999. For the second quarter of 1999, average short-term borrowings increased $5.6 million from $8.9 million in 1998 to $14.5 million in 1999, while yields decreased from 4.42% in 1998 to 3.46% in 1999. Average long-term borrowings increased $2.0 and $4.1 million for the six months and second quarter ended June 30, 1999, respectively, over the prior year periods with the Trust's $23.0 million 8.50% offering during the second quarter of 1999. There were no long-term borrowings during 1998.

      Net Interest Income. Net interest income increased $2.3 million or 18.35% from $12.7 million for the six months ended June 30, 1998 to $15.1 million for the same period in 1999. For the second quarter of 1999, net interest income increased $1.4 million or 21.29% from $6.5 million for the second quarter of 1998 to $7.8 million for the second quarter of 1999. These increases were primarily due to increases in loan volume discussed above. The net interest margin for the six months ended June 30, 1999 was unchanged from the 4.78% for the same period in 1998. For the second quarter of 1999, the net interest margin was 4.88%, an increase of 10 basis points from 4.78% for the quarter ended June 30, 1998.

      Asset Quality and Provision and Allowance for Possible Loan Losses. For the six months ended June 30, 1999 and 1998, management added $600,000 and $180,000, respectively as volume related additions to the provision for loan losses. The increased provision was prompted by strong growth within the loan portfolio as mentioned above. During the six months of 1999 management charged-off loans totaling $414,000 and received recoveries of $220,000, resulting in net charge-offs of $194,000. During the same period in 1998, $898,000 in loans were charged-off and recoveries of $282,000 were received, resulting in net charge-offs of $616,000. The following table presents BancShares' comparative asset quality ratios:


                                                                              June 30,       December 31,
                                                                               1999             1998
                                                                               ----             ----
Ratio of annualized net loans charged off to average loans                      0.08 %         0.04 %
Allowance for loan losses to loans                                              1.04           1.05
Non-performing assets to total gross loans and other real estate owned          0.01           0.03
Non-performing assets to total assets                                              -              -

      Management considers the June 30, 1999 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at June 30, 1999 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no nonaccrual, restructured or impaired loans at June 30, 1999. BancShares did not have any accruing loans 90 days or more past due at June 30, 1999. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on the examiners' judgements about information available to them at the time of their examinations.

      Noninterest Income. Noninterest income decreased $113,000 or 4.31% from $2.6 million for the six month period ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. For the second quarter, noninterest income increased $153,000 or 13.90% from $1.1 million in 1998 to $1.3 million in 1999. Noninterest income does not include any securities gains for either six month period. Year-to-date service charges on deposit accounts increased by $176,000 or 14.49%, from $1.2 million at June 30, 1998 to $1.4 million at June 30, 1999. For the second quarter, service charges on deposit accounts increased $61,000 or 9.76%, from $627,000 in 1998 to $688,000 in 1999. This increase was primarily attributable to internal growth of the existing branch network and the acquisition of five branches during 1998. Additionally, other service charges, commissions and fees increased $228,000 or 26.28% from $869,000 for the six months ended June 30, 1998 to $1.1 million for the six months ended June 30, 1999, due to increased miscellaneous customer fees. A gain on sale of mortgage servicing rights of $507,000 was recognized during the period ended June 30, 1998. No such gains were recognized during 1999.

      Noninterest Expense. Noninterest expense increased $2.7 million or 32.09%, from $8.4 million for the six months ended June 30, 1998 to $11.1 million for the six months ended June 30, 1999. For the second quarter, noninterest expense increased $1.3 million or 29.54% from $4.3 million in 1998 to $5.6 million in 1999.

      This increase for the six months ended June 30, 1999 compared to 1998, was due to an increase in personnel expense of $1.6 million or 36.32%, from $4.4 million for the six months ended June 30, 1998 to $6.0 million for the six months ended June 30, 1999, an increase in occupancy expense and equipment expenses of $332,000, an increase in data processing expenses of $114,000, and an increase in other expenses of $643,000, all of which are principally due to internal growth of the existing branch network and the acquisition of five branches during 1998. Similar increases occurred in the second quarter of 1999 when compared to 1998.

      Income Taxes. In the six months ended June 30, 1999, BancShares had income tax expense of $2.4 million, a decrease of $168,000 or 6.48%, from $2.6 million in the prior year period. The resulting effective income tax rates based on the accruals for the six months ended June 30, 1999 and 1998 were 40.95% and 38.06%, respectively. For the second quarter, BancShares had income tax expense of $1.4 million, an increase of $113,000 or 9.04% from $1.2 million in the second quarter of 1998. The effective income tax rates for the second quarter of 1999 and 1998 were 42.07% and 39.19%, respectively.

Capital Resources.

      Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established minimum capital guidelines for the institutions they supervise.

      Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at June 30, 1999 was 9.68%. At December 31, 1998, BancShares' leverage capital ratio was 7.65%.

      BancShares is also required to meet minimum requirements for risk based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 1999, the Total Capital Ratio was 16.86%. At December 31, 1998, the Total Capital Ratio was 11.87%.

      BancShares' capital ratios increased at June 30, 1999 from earlier levels due to the sale of Capital Securities by FIDBANK Capital Trust I (the "Trust"). The proceeds from the Capital Securities qualify as Tier 1 or core capital with respect to BancShares under the risk-based capital guidelines established by the Federal Reserve. However, capital received from the proceeds of the sale of the Capital Securities cannot constitute more than 25% of the total Tier 1 capital of BancShares (the "25% Capital Limitation"). Amounts in excess of the 25% Capital Limitation will constitute Tier 2 or supplementary capital of BancShares.

      The following table presents capital adequacy calculations and ratios of
BancShares:

                                               In (000's), except Ratio
                                        June 30, 1999         December 31, 1998
Tier 1 capital                          $  53,653               $  50,656
Total capital                              61,407                  58,381
Tier 1 capital ratio                        13.40 %                 10.30 %
Total capital ratio(2)                      16.86                   11.87
Leverage capital ratio(1)                    9.68                    7.65

(1) Bank holding companies operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Bank holding companies not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.

(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

      At June 30, 1999 and December 31, 1998, the Bank was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in the Bank's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, the Bank's capital ratios. During October 1998, the Bank purchased assets and assumed the deposit liabilities of five branch offices of First-Citizens Bank & Trust Company ("FCB"), and the Bank has received approval to acquire seven branch offices of FCB during the third quarter of 1999. Management expects the Bank to continue to remain in compliance with its regulatory capital requirements after the acquisition of the FCB branches.

LIQUIDITY, MARKET RISK AND INTEREST SENSITIVITY.

      Liquidity. Liquidity refers to the ability of BancShares to generate sufficient funds to meet its financial obligations and commitments at a reasonable cost. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. Past experiences help management anticipate cyclical demands and amounts of cash required. These obligations can be met by existing cash reserves or funds from maturing loans and investments, but in the normal course of business are met by deposit growth.

      In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short-term and marketable securities divided by deposits and short-term liabilities, was 32.74% at June 30, 1999 and 34.85% at December 31, 1998.

      The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 1999 and 1998. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 1999 and December 31, 1998 jumbo time deposits represented 9.55% and 9.63%, respectively, of total deposits.

      Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

      Market Risk and Interest Sensitivity. Management is of the opinion that as of June 30, 1999 there have been no material changes in BancShares' market risk and interest sensitivity since December 31, 1998.

ACCOUNTING AND OTHER MATTERS.

      In June, 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares' plans to adopt this Statement on January 1, 2001, and does not anticipate any material effect on its consolidated financial statements.

      In October 1998, FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998.

Adoption of this pronouncement in the first quarter of 1999 did not have a material effect on BancShares' consolidated financial statements.

      During April 1999, the Bank entered into an agreement and has received regulatory approval to purchase seven North Carolina branches of FCB. The effect of this transaction on the Bank, to be consummated during the third quarter of 1999, will be an increase of approximately $111.9 million in deposits and approximately $22.1 million in assets (including premises and loans). In connection with that transaction, the Bank expects to pay an aggregate deposit premium of approximately $5.2 million.

      Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

YEAR 2000 ISSUE

INTRODUCTION.

      The year 2000 ("Y2K") issue confronting BancShares and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers could recognize "00" as the year 1900 rather than the year 2000. These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

      Financial institution regulators recently have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

RISKS.

      Like most financial service providers, BancShares and its operations may be significantly affected by the Y2K issue due to its dependence on information technology and date-sensitive data. Computer hardware and software and other equipment, both within and outside BancShares' direct control, and third parties with whom BancShares electronically or operationally interfaces (including without limitation its customers and third party vendors) could be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and BancShares could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of BancShares' suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on BancShares' operations and, in turn, its financial condition and results of operations.

STATE OF READINESS.

      During October 1997, BancShares developed its plan to address the Y2K issue. A substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, which also provides similar services to several other financial institutions. Therefore, BancShares' plan for addressing the Y2K issue divides information technology systems ("IT Systems") into groups which include (i) FCB's mainframe systems used for processing BancShares' data ("Group A Systems"), (ii) BancShares' non-mainframe systems which are supported by FCB ("Group B Systems"), and (iii) BancShares' separate non-mainframe systems ("Group C Systems"). BancShares' Y2K plan also addresses non-information technology systems ("Non-IT Systems"). As to Group A Systems and Group B Systems, BancShares' Y2K plan necessarily is designed to be implemented jointly with FCB. FCB has retained an outside consultant to plan and direct its Y2K compliance efforts, and BancShares participates in a committee made up of representatives of the consultant, FCB and each of the financial institutions for which FCB provides data processing services that meets periodically to monitor the status of FCB's compliance efforts. Periodic progress reports are made to BancShares' Board of Directors.

      Separate from its Y2K plan, during 1997 the Bank installed new local area networks at all of its offices. This installation had previously been planned and was not made solely in response to the Y2K issue. However, the timing was such that the new equipment, when acquired, was Y2K-ready, which eliminated the need to include many issues relating to that equipment in BancShares' Y2K plan.

      The following paragraphs summarize the phases of Bancshares' Y2K plan:

      Assessment Phase. During the assessment phase, a Y2K corporate inventory and business risk assessment was made (jointly with FCB in the case of Group A Systems and Group B Systems, and separately in the case of Group C Systems and Non-IT Systems) to quantify the extent of BancShares' Y2K exposure and identify systems that required remediation. IT Systems identified as being affected by the Y2K issue were designated as (i) "Priority 1" or "mission critical" (where core operations could be sustained for up to three days in the event of failure), (ii) "Priority 2" (where core operations could be sustained for up to seven days in the event of failure), and (iii) "Priority 3" (where core operations could be sustained for more than seven days in the event of a failure). A general plan for dealing with each system was developed and responsibilities for each system were assigned. This phase has been completed.

      Remediation and Testing. With respect to IT Systems, this phase contemplates the implementation of modification, upgrades or system replacements determined to be necessary to achieve Y2K compliance and the testing of modified or upgraded systems to determine their functionality and operating capability. FCB's outside consultant is responsible for coordinating necessary modifications, upgrades or replacements, and testing with respect to Group A Systems and Group B Systems. This phase has been completed as to all Group A Systems and Group B Systems. As to Group C Systems, BancShares' staff is coordinating remediation (which, in most cases, entails the installation of upgrades provided by outside vendors) and testing, and this phase has been completed as to substantially all systems (with completion of this phase as to remaining systems scheduled to be completed during the third quarter of 1999).

      Validation. The validation phase contemplates intensive testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing as to Group A Systems and Group B Systems, was conducted by FCB's outside consultant and has been completed as to all Group A Priority 1 Systems and Group B Priority 1 Systems. As to Group C Systems, BancShares' staff is conducting validation testing which has been completed in the case of most systems and is scheduled to be completed during the third quarter of 1999 in the case of certain systems.

      Implementation. Under BancShares' plan, once new and modified systems were tested for functionality, they were being put into production before validation testing was actually completed. All BancShares' Group A Systems and Group B Priority 1 Systems currently are in production.

      Integrated Testing. During 1999, primary emphasis is being placed on continued testing to determine that Group A Systems, which have been or are being tested independently, properly process year 2000 dates in an integrated mainframe environment. That testing process was completed during early August 1999.

      Non-IT Systems, Loan Customers and Third Party Service Providers. Activities under BancShares' plan with respect to Non-IT Systems (including security systems, office equipment, etc.), substantially all of which have been categorized as Priority 3, primarily involve identifying potential Y2K problems and insuring that outside vendors provide necessary upgrades or replacements. Each system has been assigned to an officer of BancShares whose responsibility it is to communicate with the vendor of that system and coordinate any necessary remediation. Validation testing for Non-IT Systems is scheduled to be completed during the third quarter of 1999.

      During early 1998, BancShares identified those borrowing customers whose existing aggregate borrowings from BancShares exceeded $500,000 and whose businesses were of a nature that could be adversely affected by the Y2K issue. A meeting was held individually with each such borrowing customer to assess the customer's plan for and progress toward addressing the Y2K issue, and BancShares plans to schedule individual follow-up meeting with certain of those customers during 1999. With respect to loans to new borrowers, BancShares has assessed Y2K risk and steps being taken by those borrowers to address the Y2K issue as part of the credit approval process.

COSTS.

      BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares has budgeted $332,000 for its separate Y2K project costs. Expenses expected to be incurred subsequent to June 30, 1999 are not considered material. BancShares does not expect significant increases in future data processing costs related to Y2K compliance.

CONTINGENCY PLANS.

      During the assessment phase, BancShares began to identify a back-up or contingency plan for each of its Priority 1 systems. Virtually all of BancShares' Priory 1 systems are dependent upon third party vendors or service providers, therefore, contingency plans with respect to system failures during the remediation and validation phases included selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during continued testing and it is determined that the vendor is unable or unwilling to correct the failure, BancShares will convert to a new system from a pre-selected list of prospective vendors. Together with FCB and the other institutions for which FCB provides data processing services, BancShares is assessing business risks associated with a Priority 1 Group A System or Group B System failure on or after January 1, 2000 and business continuation plans for dealing with such failures have been developed. BancShares also currently is developing contingency plans with respect to Non-IT Systems and matters such as interruptions in electric or telephone service or in deliveries of business supplies. While interruptions in certain services could make it difficult or impossible for BancShares to conduct normal operations, its contingency plans will include things such as increased inventories of critical business forms and other supplies and methods of providing for reduced operations until interrupted services are restored.

This discussion is deemed to be a Year 2000 readiness disclosure.

FORWARD-LOOKING STATEMENTS

      This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d) During 1998, BancShares filed a registration statement on Form S-1. The following information is provided pursuant to Rule 463 and Item 701 of Regulation S-K:

     (1) Effective date of Registration Statement on Form S-1: June 10, 1999 Commission file number: 333-62225

     (2)  Date offering commenced: June 10, 1999

     (3)  (i)    The offering terminated after the sale of all securities
                 registered.

          (ii) Underwriters: Wheat First Union, a division of First Union Capital Markets Corp.

          (iii) Title of class of securities registered: Junior Subordinated Deferrable Interest Debentures

          (iv)   Amount registered:                              $23,000,000
                 Aggregate offering price of amount registered:  $23,000,000
                 Amount sold:                                    $23,000,000
                 Aggregate offering price of amount sold:        $23,000,000

          (v)    Estimated Expenses:

                 Underwriting discounts and commission:             $   862,500
                 Finders' fees:                                           --
                 Expenses paid to or for underwriters:                    --
                 Other expenses:                                        210,263

                    Total estimated expenses:                         1,072,763

                 None of such expenses were paid to or for any of BancShares' directors, officers, or principal shareholders.

          (vi)   Net offering proceeds to BancShares after deduction of total
                 expenses:                                         $ 21,927,237

          (vii)  Application of net proceeds:

                 Construction of plant, building and facilities:   $     -
                                                                   ------------
                 Purchase and installation of machinery and              -
                                                                   ------------
                    equipment:                                           -
                                                                   ------------
                 Purchase of real estate:                                -
                                                                   ------------
                 Acquisition of other businesses:                        -
                                                                   ------------
                 Working capital:                                        -
                                                                   ------------
                 Temporary investments (Federal Funds Sold):         21,927,237
                                                                   ------------
                 None of such proceeds were paid by any of BancShares' directors, officers or principal shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  BancShares' financial data schedule is filed herewith as Exhibit 27.

(b)  Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIDELITY BANCSHARES (N.C.), INC.
                                    (registrant)

Dated:  August 13, 1999
                                          By: /s/ Mary A. Woodard
                                             --------------------
                                          Mary A. Woodard
                                          Treasurer (Chief Financial Officer)