Form 10-Q
period 1999-09-30
FIDELITY BANCSHARES NC INC /DE/
filed 1999-11-10
CIK 825953

UNITED STATES
                        SECURITIES AND EXCHAGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the period ended September 30, 1999


                        Commission File Number: 001-15089

                        Fidelity BancShares (N.C.), Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Delaware                                                 56-1586543
                           --------                                                 ----------
(state or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

           100 South Main Street, Fuquay-Varina, North Carolina 27526
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (919) 552-2242
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 Yes [ ] No [X]

                  Common Stock - $25 Par Value, - 28,170 shares
--------------------------------------------------------------------------------
        (Number of shares outstanding, by class, as of November 10, 1999)

                                      INDEX
                                                                         PAGE(S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 1999,
         December 31, 1998, and September 30, 1998                         4

         Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1999 and
         September 30, 1998                                                5

         Consolidated Statements of Changes in Shareholders' Equity
         for the nine-month periods ended September 30, 1999 and
         September 30, 1998                                                6-7

         Consolidated Statements of Cash Flows for the nine-month periods
         ended September 30, 1999 and September 30, 1998                   8

         Notes to Consolidated Financial Statements                        9-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-24


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         25-26

Item 6.  Exhibits and Reports on Form 8-K                                  27

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,           DECEMBER 31,          SEPTEMBER 30,
                                                                      1999                    1998                   1998
                                                                -----------------      ------------------     ------------------
                                                                   (unaudited)                                   (unaudited)
ASSETS
Cash and due from banks                                       $       60,995,994     $        31,137,382    $        25,117,589
Federal funds sold                                                    36,350,000              87,050,000             47,600,000
                                                                -----------------      ------------------     ------------------
     Total cash and cash equivalents                                  97,345,994             118,187,382             72,717,589
Investment securities:
     Held to maturity (estimated fair value of $141,633,497,
       $90,567,934, and $102,771,646, respectively)                  143,021,548              90,146,476            102,086,458
     Available for sale (cost of $2,644,600)                           8,439,752               9,608,000             10,074,502
                                                                -----------------      ------------------     ------------------
         Total investment securities                                 151,461,300              99,754,476            112,160,960
                                                                -----------------      ------------------     ------------------
Loans                                                                535,869,316             439,207,586            398,033,174
Allowance for loan losses                                             (4,802,454)             (4,601,000)            (3,675,170)
                                                                -----------------      ------------------     ------------------
     Loans, net                                                      531,066,862             434,606,586            394,358,004
                                                                -----------------      ------------------     ------------------
Federal Home Loan Bank of Atlanta stock, at cost                       2,059,300               1,862,402              1,862,400
Premises and equipment, net                                           30,536,041              24,877,879             23,146,070
Accrued interest receivable                                            4,349,615               3,651,655              2,860,377
Intangible assets                                                     14,178,389              10,395,185              6,490,003
Other assets                                                           1,714,332                 798,698                813,424
                                                                -----------------      ------------------     ------------------
     Total assets                                             $      832,711,833     $       694,134,263    $       614,408,827
                                                                =================      ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing demand deposits                      $      106,656,737     $        87,883,295    $        79,152,164
     Savings and interest-bearing deposits                           254,738,033             218,615,950            190,509,424
     Time deposits                                                   345,733,431             303,147,090            262,602,049
                                                                -----------------      ------------------     ------------------
         Total deposits                                              707,128,201             609,646,335            532,263,637
Short-term borrowings                                                 26,796,416              11,617,344             10,627,343
Long-term borrowings                                                  23,000,000                       -                      -
Accrued interest payable                                               4,624,758               4,123,464              3,636,051
Other liabilities                                                      2,776,574               3,938,944              4,100,126
                                                                -----------------      ------------------     ------------------
     Total liabilities                                               764,325,949             629,326,087            550,627,157
                                                                -----------------      ------------------     ------------------
Commitments and contingencies
Shareholders' equity
     Common stock ($25 par value; 29,200 shares
       authorized;  28,170, 28,410, and 28,410 shares
       issued and outstanding, respectively)                             704,250                 710,250                710,250
     Surplus                                                           6,198,366               6,251,174              6,251,174
     Accumulated other comprehensive income                            3,483,373               4,186,818              4,466,992
     Retained earnings                                                57,999,895              53,659,934             52,353,254
                                                                -----------------      ------------------     ------------------
         Total shareholders' equity                                   68,385,884              64,808,176             63,781,670
                                                                -----------------      ------------------     ------------------
            Total liabilities and shareholders' equity        $      832,711,833     $       694,134,263    $       614,408,827
                                                                =================      ==================     ==================

     See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------  -----------------------------------------

                                                         1999                  1998                 1999                  1998
                                                 ------------------  --------------------  -------------------  --------------------
                                                                (unaudited)                                (unaudited)
Interest income:
     Interest and fees on loans                  $      11,678,783     $       9,616,734    $      32,720,429     $      27,586,957
     Interest and dividends on investment
         securities:
         Non taxable interest income                             -                     -                    -                21,840
         Taxable interest and dividend income            2,431,353             1,514,086            5,861,858             4,830,188
     Interest on federal funds sold                        238,440               584,577            1,210,771             1,710,662
                                                   ----------------      ----------------     ----------------      ----------------
         Total interest income                          14,348,576            11,715,397           39,793,058            34,149,647
                                                   ----------------      ----------------     ----------------      ----------------
Interest expense:
     Deposits                                            5,443,695             4,859,982           15,480,680            14,354,929
     Short-term borrowings                                 193,139               107,805              428,052               299,552
     Long-term borrowings                                  489,940                     -              575,639                     -
                                                   ----------------      ----------------     ----------------      ----------------
         Total interest expense                          6,126,774             4,967,787           16,484,371            14,654,481
                                                   ----------------      ----------------     ----------------      ----------------
         Net interest income                             8,221,802             6,747,610           23,308,687            19,495,166
Provision for loan losses                                  300,000               150,000              900,000               330,000
                                                   ----------------      ----------------     ----------------      ----------------
         Net interest income after provision for
          loan losses                                    7,921,802             6,597,610           22,408,687            19,165,166
                                                   ----------------      ----------------     ----------------      ----------------
Noninterest income:
     Service charges on deposit accounts                   751,292               645,824            2,139,977             1,858,704
     Other service charges, commissions and fees           483,639               488,534            1,581,115             1,357,594
     Gain on sale of mortgage servicing rights                   -                     -                    -               507,456
     Other income                                           16,018                19,858               42,231                55,930
                                                   ----------------      ----------------     ----------------      ----------------
         Total noninterest income                        1,250,949             1,154,216            3,763,323             3,779,684
                                                   ----------------      ----------------     ----------------      ----------------
Noninterest expense:
     Salaries and employee benefits                      3,144,608             2,381,053            9,168,962             6,800,482
     Occupancy and equipment                             1,204,680               973,301            3,100,576             2,536,811
     Data processing                                       583,138               358,563            1,354,714             1,015,941
     Other                                               1,325,578             1,082,478            3,725,686             2,839,221
                                                   ----------------      ----------------     ----------------      ----------------
         Total noninterest expense                       6,258,004             4,795,395           17,349,938            13,192,455
                                                   ----------------      ----------------     ----------------      ----------------
         Net income before income taxes                  2,914,747             2,956,431            8,822,072             9,752,395
Income tax expense                                         962,100             1,050,500            3,381,000             3,636,984
                                                   ----------------      ----------------     ----------------      ----------------
         Net income                              $       1,952,647     $       1,905,931    $       5,441,072     $       6,115,411
                                                   ================      ================     ================      ================
Per share information:
     Net income                                  $           69.32     $           67.09    $          192.16     $          215.26
     Cash dividends declared                     $            8.00     $            8.00    $           24.00     $           24.00
     Weighted average shares outstanding                    28,170                28,410               28,316                28,410

     See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                  Accumulated
                                                          Common Stock                               other
                                                    -------------------------                    comprehensive        Retained
                                                      Shares        Amount          Surplus           income          earnings
                                                    ----------  -------------  ---------------  ----------------  ----------------
Balance December 31, 1997                               28,410    $    710,250    $  6,251,174    $  5,235,996    $ 46,919,683
     Net income                                                                                                      6,115,411
     Cash dividends ($24.00 per share)                                                                                (681,840)
     Unrealized loss on securities available
       for sale, net of deferred tax benefit of
       $509,619                                                                                       (769,004)
                                                  ------------    ------------    ------------    ------------    ------------
     Comprehensive income

Balance September 30, 1998                              28,410         710,250       6,251,174       4,466,992      52,353,254
                                                  ------------    ------------    ------------    ------------    ------------


Balance December 31, 1998                               28,410         710,250       6,251,174       4,186,818      53,659,934
     Net income                                                                                                      5,441,072
     Cash dividends ($24.00 per share)                                                                                (679,920)
     Purchase and retirement of common stock              (240)         (6,000)        (52,808)                       (421,191)
     Unrealized loss on securities available
       for sale, net of deferred tax benefit of
       $464,803                                                                                       (703,445)
                                                  ------------    ------------    ------------    ------------    ------------
     Comprehensive income

Balance September 30, 1999                              28,170    $    704,250    $  6,198,366    $  3,483,373    $ 57,999,895
                                                  ============    ============    ============    ============    ============



                                                                          Total
                                                   Comprehensive       shareholders'
                                                       income             equity
                                                  ----------------  -----------------
Balance December 31, 1997                                             $ 59,117,103
     Net income                                     $  6,115,411         6,115,411
     Cash dividends ($24.00 per share)                                    (681,840)
     Unrealized loss on securities available
       for sale, net of deferred tax benefit of
       $509,619                                         (769,004)         (769,004)
                                                    ------------      ------------
     Comprehensive income                           $  5,346,407
                                                    ============
Balance September 30, 1998                                              63,781,670
                                                                      ------------


Balance December 31, 1998                                               64,808,176
     Net income                                     $  5,441,072         5,441,072
     Cash dividends ($24.00 per share)                                    (679,920)
     Purchase and retirement of common stock                              (479,999)
     Unrealized loss on securities available
       for sale, net of deferred tax benefit of
       $464,803                                         (703,445)         (703,445)
                                                    ------------      ------------
     Comprehensive income                           $  4,737,627
                                                    ============
Balance September 30, 1999                                            $ 68,385,884
                                                                      ============


     See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
                                   (UNAUDITED)
Cash flows from operating activities:
     Net income                                                                 $   5,441,072    $   6,115,411
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              2,236,270        1,736,731
         Amortization (accretion) on investment securities                            117,617           (4,909)
         Gain on sale of premises and equipment                                        (2,000)         (10,000)
         Provision for loan losses                                                    900,000          330,000
         Origination of loans held for sale                                       (11,522,750)     (12,500,450)
         Proceeds from sales of loans held for sale                                11,560,040       12,546,372
         Gain on sale of loans held for sale                                          (37,290)         (45,922)
         (Increase) decrease in accrued interest receivable                          (697,960)       1,208,667
         (Increase) decrease in other assets                                         (915,634)          27,715
         Increase (decrease) in other liabilities                                    (697,567)         324,102
         Increase in accrued interest payable                                         501,294          332,604
                                                                                -------------    -------------
            Net cash provided by operating activities                               6,883,092       10,060,321
                                                                                -------------    -------------
Cash flows from investing activities:
     Purchase of securities held to maturity                                     (102,996,900)     (65,153,906)
     Return of capital on securities available for sale                                  --            456,000
     Proceeds from maturities and issuer calls of securities held to maturity      50,004,211       95,203,396
     Purchase of FHLB of Atlanta stock                                               (196,898)         (59,100)
     Net increase in loans                                                        (69,601,832)     (40,582,551)
     Purchases of premises and equipment                                           (6,168,555)      (3,562,756)
     Proceeds from sale of premises and equipment                                       2,000           10,000
     Net cash received on purchases of bank and branches                           66,305,756             --
                                                                                -------------    -------------
         Net cash used by investing activities                                    (62,652,218)     (13,688,917)
                                                                                -------------    -------------
Cash flows from financing activities
     Net increase (decrease) in deposits                                           (2,091,415)      27,026,567
     Net increase (decrease) in short-term borrowings                              15,179,072         (423,972)
     Issuance of long-term borrowings                                              23,000,000             --
     Cash dividends paid                                                             (679,920)        (681,840)
     Purchase and retirement of common stock                                         (479,999)            --
                                                                                -------------    -------------
         Net cash provided by financing activities                                 34,927,738       25,920,755
                                                                                -------------    -------------
         Net increase (decrease) in cash and cash equivalents                     (20,841,388)      22,292,159
Cash and cash equivalents at beginning of the period                              118,187,382       50,425,430
                                                                                -------------    -------------
Cash and cash equivalents at end of the period                                  $  97,345,994    $  72,717,589
                                                                                =============    =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                   $  15,983,077    $   9,225,186
                                                                                =============    =============
     Cash paid during the period for income taxes                               $   3,462,959    $   3,193,126
                                                                                =============    =============

Supplemental disclosures of noncash financing and and investing activities:
     Unrealized losses on available-for-sale
       securities, net of deferred tax benefit of $464,803
       and $509,619 respectively                                                $    (703,445)   $    (769,004)
                                                                                =============    =============

     See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 60 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

NOTE 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

NOTE 3 INSERT FOR FINANCIAL STATEMENT FOOTNOTES.

                                                                                  (Unaudited)
                                                                        Nine months ended September 30,
                                                                     -------------------------------------
                                                                         1999                   1998
                                                                     --------------         --------------
  Balance at beginning of year                                     $     4,601,000        $     4,144,752
              Provision for loan losses                                    900,000                330,000
              Allowance for loan losses on purchased loans                 280,000                      0
              Loans charged off                                         (1,262,771)            (1,423,789)
              Loan recoveries                                              284,225                624,207
                                                                     --------------         --------------
  Balance at end of the period                                     $     4,802,454        $     3,675,170
                                                                     ==============         ==============

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at June 30, 1999 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.

Note 5.  Acquisition of Branches

On August 20, 1999, the Bank purchased seven branches from First-Citizens Bank & Trust Company ("FCB"), a related party. Loans and deposits acquired were approximately $28,038,000 and $99,573,000, respectively. An intangible asset of approximately $4,427,000 resulted from this purchase.

TABLE I.
FINANCIAL SUMMARY
(QUARTERLY INFORMATION)

                                                                      1999                            1998
                                                      -----------------------------------    -----------------------
                                                        THIRD        SECOND       FIRST       FOURTH         THIRD
(thousands, except share and per share data              QUARTER      QUARTER      QUARTER      QUARTER       QUARTER
   (unaudited))                                         ----------------------    ---------    ---------     ---------

SUMMARY OF OPERATIONS
Interest income                                       $  14,349       13,059    $  12,386    $  12,420     $  11,716
Interest expense                                          6,127        5,220        5,138        5,237         4,968
                                                      ---------    ---------    ---------    ---------     ---------
Net interest income                                       8,222        7,839        7,248        7,183         6,748
Provision for loan losses                                   300          300          300          300           150
                                                      ---------    ---------    ---------    ---------     ---------
Net interest income after provision
       for loan losses                                    7,922        7,539        6,948        6,883         6,598
Non interest income                                       1,251        1,251        1,261        1,697         1,154
Non interest expense                                      6,258        5,563        5,529        6,230         4,795
                                                      ---------    ---------    ---------    ---------     ---------
Net income before income taxes                            2,915        3,227        2,680        2,350         2,957
Income taxes                                                962        1,358        1,061          820         1,051
                                                      ---------    ---------    ---------    ---------     ---------
Net income                                            $   1,953        1,869    $   1,619    $   1,530     $   1,906
                                                      =========    =========    =========    =========     =========

SELECTED PERIOD-END BALANCES
Total assets                                          $ 832,712      728,432    $ 701,534    $ 694,134     $ 614,409
Investment securities and fed funds sold                187,811      159,615      181,169      186,804       159,761
Loans, gross                                            535,869      479,322      458,962      439,208       398,033
Interest-earning assets                                 725,740      640,996      642,190      627,874       559,657
Deposits                                                707,128      613,031      612,244      609,646       532,264
Interest-bearing liabilities                            650,268      558,005      538,929      533,380       463,739
Shareholders' equity                                  $  68,386       66,857    $  65,647    $  64,808     $  63,782
Common shares outstanding                                28,170       28,170       28,410       28,410        28,410
                                                      =========    =========    =========    =========     =========

SELECTED AVERAGE BALANCES
Total assets                                          $ 723,229      703,043    $ 687,866    $ 671,713     $ 598,606
Investment securities and fed funds sold                165,402      172,152      173,944      184,043       153,049
Loans, gross                                            505,844      471,391      452,637      425,017       394,063
Interest-bearing assets                                 673,237      643,792      628,457      610,922       548,975
Deposits                                                658,449      610,277      602,031      585,547       516,993
Interest-bearing liabilities                            604,424      539,539      532,770      513,281       453,872
Shareholders' equity                                  $  67,274       66,077    $  64,945    $  65,269     $  63,253
Common shares outstanding                                28,170       28,370       28,410       28,410        28,410
                                                      =========    =========    =========    =========     =========

PROFITABILITY RATIOS
Return (annualized) on average total assets                1.08%        1.06%        0.94%        0.91%         1.27%
Return (annualized) on average shareholders' equity       11.61        11.31         9.97         9.38         12.05
Dividend payout ratio                                     11.62        12.15        14.04        14.85         11.92
                                                      =========    =========    =========    =========     =========

LIQUIDITY AND CAPITAL RATIOS (AVERAGES)
Loans to deposits                                         76.82%       77.24%       75.18%       72.58%        76.22%
Shareholders' equity to total assets                       9.30         9.40         9.44         9.72         10.57
                                                      =========    =========    =========    =========     =========

PER SHARE OF COMMON STOCK
Net income                                            $   69.32        65.90    $   56.98    $   53.85     $   67.23
Cash dividends                                             8.00         8.00         8.00         8.00          8.00
Book value                                             2,427.62     2,373.34     2,310.70     2,281.17      2,245.05
                                                      =========    =========    =========    =========     =========

ASSET QUALITY RATIOS
Nonperforming assets to total gross loans
  and other real estate owned                              0.00%        0.01%        0.01%        0.01%         0.01%
Annualized net charge-offs (recoveries) to
       average loans                                       0.62         0.15         0.02        (0.59)         0.19
Total allowance for loan losses to total loans             0.90         1.04         1.06         1.05          0.92
                                                      =========    =========    =========    =========     =========

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THIRD QUARTER

                                                                                                                             TABLE 2
                                                  1999                              1998
                                     ------------------------------    ------------------------------
                                                Interest                          Interest
                                      Average    Income/     Yield/     Average    Income/     Yield/
                                      Balance    Expense      Rate      Balance    Expense      Rate
                                     --------   --------     ------    --------   --------     ------
INTEREST EARNING ASSETS
     Loans                           $505,844   $ 11,679      9.16%    $394,063   $  9,617      9.68%
     Taxable investment security      145,196      2,358      6.44%     102,079      1,452      5.64%
     Federal funds sold                13,601        239      6.97%      40,789        585      5.69%
     Other                              8,596         73      3.37%      12,044         62      2.04%
                                     --------   --------      ----     --------   --------      ----
TOTAL INTEREST EARNING ASSETS         673,237     14,349      8.46%     548,975     11,716      8.47%
                                     --------   --------      ----     --------   --------      ----

NONINTEREST EARNING ASSETS
    Cash and due from banks            57,367                            18,385
    Premises and equipment             28,993                            23,012
    Other                              18,360                             8,234
                                     --------                          --------
                                     $777,957                          $598,606
                                     ========                          ========

INTEREST BEARING LIABILITIES
     Demand deposits                 $182,508   $  1,186      2.58%    $ 75,392   $  1,019      5.36%
     Savings deposits                  55,119        240      1.73%      45,529        286      2.49%
     Time deposits                    323,191      4,018      4.93%     323,066      3,555      4.37%
     Short Term borrowings             20,605        193      3.72%       9,885        108      4.33%
     Long Term borrowings              23,001        490      8.45%          --         --        --
                                     --------   --------      ----     --------   --------      ----
TOTAL INTEREST BEARING LIABILITIES    604,424      6,127      4.02%     453,872      4,968      4.34%
                                     --------   --------      ----     --------   --------      ----

NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
    Demand deposits                    97,631                            73,006
    Other                               8,628                             8,475
    Shareholders' equity               67,274                            63,253
                                     --------                          --------
                                     $777,957                          $598,606
                                     ========                          ========

Interest rate spread                                          4.44%                             4.13%
                                                          ========                          ========

Net interest income and net interest margin       $8,222      4.85%               $  6,748      4.88%
                                                ========  ========                ========  ========



                                                  INCREASE (DECREASE) DUE TO:
                                                --------------------------------
                                                             Yield/       Total
                                                Volume        Rate       Change
                                                --------    --------    --------
INTEREST EARNING ASSETS
     Loans                                      $  2,727    $   (516)   $   (149)
     Taxable investment security                     613         206          87
     Federal funds sold                             (390)        132         (88)
     Other                                           (18)         40         (11)
                                                --------    --------    --------
TOTAL INTEREST EARNING ASSETS                      2,932        (138)       (161)
                                                --------    --------    --------

NONINTEREST EARNING ASSETS
    Cash and due from banks
    Premises and equipment
    Other




INTEREST BEARING LIABILITIES
     Demand deposits                               1,447        (528)       (752)
     Savings deposits                                 60         (87)        (19)
     Time deposits                                     1         456           6
     Short Term borrowings                           117         (15)        (17)
     Long Term borrowings                             --          --         490
                                                --------    --------    --------
TOTAL INTEREST BEARING LIABILITIES                 1,625        (174)       (292)
                                                --------    --------    --------

NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
    Demand deposits
    Other
    Shareholders' equity




Interest rate spread


Net interest income and net interest margin        1,307          36         131
                                                ========    ========    ========

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - NINE MONTHS

                                                                                                                             TABLE 3
                                             SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                     --------------------------------    ---------------------------------
                                                Interest                             Interest
                                      Average    Income/       Yield/     Average     Income/       Yield/
                                      Balance    Expense        Rate      Balance     Expense        Rate
                                     --------   --------        ----     --------    --------        ----
INTEREST EARNING ASSETS
     Loans                           $476,750   $ 32,720        9.18%    $378,416    $ 27,587        9.75%
     Taxable investment security      128,804      5,650        5.86%     107,810       4,630        5.74%
     Non taxable inv sec                 --         --        #DIV/0!         762          33        5.79%
     Federal funds sold                32,907      1,211        4.92%      41,554       1,711        5.51%
     Other                             10,142        212        2.79%      13,420         200        1.99%
                                     --------   --------        ----     --------    --------        ----
TOTAL INTEREST EARNING ASSETS         648,603 B   39,793        8.20%     541,962      34,161        8.43%
                                     --------   --------        ----     --------    --------        ----

NONINTEREST EARNING ASSETS
    Cash and due from banks            34,470                              17,834
    Premises and equipment             27,374                              22,267
    Other                              12,782                               7,544
                                     --------                            --------
                                     $723,229                            $589,607
                                     ========                            ========

INTEREST BEARING LIABILITIES
     Demand deposits                 $171,827   $  3,164        2.46%    $111,166    $  2,877        3.46%
     Savings deposits                  52,650        724        1.84%      45,590         848        2.49%
     Time deposits                    309,433     11,592        5.01%     284,104      10,630        5.00%
     Short Term borrowings             16,139        428        3.55%       9,205         300        4.36%
     Long Term borrowings               9,099        576        8.46%          --          --          --
                                     --------   --------        ----     --------    --------        ----
TOTAL INTEREST BEARING LIABILITIES    559,148     16,484        3.94%     450,065      14,655        4.35%
                                     --------   --------        ----     --------    --------        ----

NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
    Demand deposits                    89,852                              68,637
    Other                               8,126                               8,854
    Shareholders' equity               66,103                              62,051
                                     --------                            --------
                                     $723,229                            $589,607
                                     ========                            ========

Interest rate spread                                            4.26%                                4.08%
                                                                ====                                 ====

Net interest income and net interest margin      $23,309        4.80%                 $19,506        4.81%
                                                 =======        ====                  =======        ====


                                                  INCREASE (DECREASE) DUE TO:
                                               ---------------------------------
                                                             Yield/       Total
                                                Volume        Rate       Change
                                               --------     --------    --------
INTEREST EARNING ASSETS
     Loans                                     $  7,171     $ (1,613)   $   (425)
     Taxable investment security                    901           97          22
     Non taxable inv sec                            (33)        (33)         33
     Federal funds sold                            (356)        (183)         39
     Other                                          (49)          80         (19)
                                               --------     --------    --------
TOTAL INTEREST EARNING ASSETS                     7,634       (1,652)       (350)
                                               --------     --------    --------

NONINTEREST EARNING ASSETS
    Cash and due from banks
    Premises and equipment
    Other




INTEREST BEARING LIABILITIES
     Demand deposits                              1,570         (831)       (452)
     Savings deposits                               131         (222)        (33)
     Time deposits                                  947           21          (6)
     Short Term borrowings                          226          (56)        (42)
     Long Term borrowings                            --           --         576
                                               --------     --------    --------
TOTAL INTEREST BEARING LIABILITIES                2,874       (1,088)         43
                                               --------     --------    --------

NONINTEREST BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
    Demand deposits
    Other
    Shareholders' equity




Interest rate spread


Net interest income and net interest margin       4,760         (564)       (393)
                                                  =====         ====        ====


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates sixty branches in North Carolina.

FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         NET INCOME. In the first nine months of 1999, BancShares' net income decreased $674,000 from $6.1 million in the first nine months of 1998 to $5.4 million in the first nine months of 1999, a decrease of 11.03%. Net income for the third quarter of 1999 increased $47,000 or 2.45% when compared to the same period of 1998. The reduction in net income for the nine months ended September 30, 1999 was largely due to increased operating expenses associated with DE NOVO branch openings during 1999 and 1998 and branch purchases during 1999 and 1998 combined with the absence of a $507,456 non-recurring gain on the sale of mortgage servicing rights during the first quarter of 1998. BancShares purchased seven branches from First-Citizens Bank & Trust Company ("FCB") during August of 1999. Loans and deposits acquired were approximately $28,038,000 and $99,573,000, respectively. An intangible asset of $4,427,000 resulted from this purchase. BancShares is likely to continue to incur additional operating and capital expenses during 1999 as a result of its expansion program, and these increased expenses could cause BancShares' 1999 earnings to decline from earnings in 1998.

         Net income per share for the first nine months of 1999 was $192.16, a decrease of $23.10 per share, or 10.73%, from $215.26 per share in 1998. For the third quarter of 1999, net income per share was $69.32, an increase of $2.23 per share or 3.32%, from $67.09 per share for the third quarter of 1998. The return on average equity for the nine months ended September 30, 1999 was 10.97%, compared to 13.14% for the nine months ended September 30, 1998. For the third quarter of 1999 and 1998, return on average equity was 11.61% and 12.05%, respectively. Return on average assets for the nine months ended September 30, 1999 and 1998 was 1.00% and 1.38%, respectively. For the third quarter of 1999 and 1998, return on average assets was 1.08% and 1.27%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 2 for the third quarter and Table 3 for the first nine months of 1999 and 1998.

         NET INTEREST INCOME. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. For the nine months ended September 30, 1999, net interest income was $23.3 million compared to $19.5 million for the same period of 1998, an increase of $3.8 million, or 19.56%. The net interest margin for the nine months ended September 30, 1999 was 4.80%, a slight decline from the 4.81% for the same period of 1998. Net interest income and net interest margin for third quarter 1999 and 1998 were $8.2 million and 4.85% and $6.7 million and 4.88%, respectively.

         Interest income for the first nine months of 1999 was $39.8 million compared to $34.1 million in 1998, an increase of 16.53%. The 1999 increase in interest income is primarily attributable to increased average loan balances outstanding from $378.4 million to $476.8 million from September 30, 1998 to September 30, 1999, an increase of 25.99%. Loan growth is due to acquired branches, de novo branch openings, and growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $7.1 million and $6.6 million for the nine months ended September 30, 1999 and 1998, respectively. Average interest-earning assets for the first nine months of 1999 increased to $648.6 million, a 19.68% increase, from $542.0 million in 1998. The yield on interest-earnings assets for the first nine months of 1999 and 1998 was 8.20% and 8.43%, respectively. Trends for the third quarter 1999 compared to 1998 were similar and are shown in Table 2 to the consolidated financial statements.

         Interest expense for the first nine months of 1999 was $16.5 million compared to $14.7 million in 1998, an increase of 12.49%. The increase in 1999 interest expense is primarily attributable to increased average deposit balances. Average deposits increased $93.1 million or 21.11% for the first nine months of 1999 compared to 1998. Borrowings contributed $1.0 million in interest expense during the first nine months of 1999 compared to $226,000 in 1998. The increase in borrowings was due to the Trust's $23.0 million 8.50% offering during the second quarter of 1999, (see the notes to the consolidated financial statements). There were no long-term borrowings in 1998. Average interest-bearing liabilities increased $109.1 million or 24.24%, from $559.1 million in 1998 to $450.1 million in 1999. The yield on interest-bearing liabilities for the first nine months of 1999 and 1998 was 3.94% and 4.35%, respectively. Trends for the third quarter 1999 compared to 1998 were similar and are shown in Table 2 to the consolidated financial statements.

         ASSET QUALITY AND PROVISION FOR LOAN LOSSES. For the nine months ended September 30, 1999 and 1998, management added $900,000 and $330,000, respectively as additions to the allowance for loan losses. The increased provision was prompted by the strong growth within the loan portfolio, as mentioned above, and an increase in net charge-off's during 1999 compared to 1998. During the nine months of 1999 management charged-off loans totaling $1,263,000 and received recoveries of $284,000, resulting in net charge-offs of $979,000. During the same period in 1998, $1,424,000 in loans were charged-off and recoveries of $624,000 were received resulting in net charge-offs of $808,000. The following table presents BancShares' comparative asset quality ratios:


                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                       1999                  1998
                                                                                       ----                  ----
Ratio of annualized net loans charged off to average loans                              0.26 %                0.04 %
Allowance for loan losses to loans                                                      0.90                  1.05
Non-performing assets to total gross loans and other real estate owned                  0.00                  0.03




         Management considers the September 30, 1999 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at September 30, 1999 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at September 30, 1999. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on the examiners' judgements about information available to them at the time of their examinations.

         NONINTEREST INCOME. Noninterest income decreased $16,000 or 0.43% for the nine month period ended September 30, 1999 compared to the same period of 1998. Excluding the one time gain on the sale of mortgage servicing rights of $507,456 in 1998, noninterest income for the first nine months of 1999 would have been $491,000 or 15.00% higher than the first nine months of 1998. Noninterest income was higher within service charges on deposit accounts as average deposit balances increased 21.11% for the first nine months of 1999 over 1998 due to expansion of the branch network through acquisitions, DE NOVO branch openings, and internal growth. Additionally, other service charges, commission and fees increased $224,000 or 16.46% from $1.6 million for the first nine months of 1999 compared to $1.4 million for the same period of 1998, due to increased miscellaneous customer fees. For the third quarter of 1999, noninterest income increased $97,000 or 8.38% over the same period of 1998. Noninterest income does not include any securities gains for either nine month or quarterly period.

         NONINTEREST EXPENSE. Noninterest expense increased $4.2 million or 31.51%, from $13.2 million for the nine months ended September 30, 1998 to $17.3 million for the nine months ended September 30, 1999. For the third quarter, noninterest expense increased $1.5 million or 30.50% from $4.8 million in 1998 to $6.3 million in 1999. Noninterest expense increases are primarily attributable to increased personnel expenses of $2.4 million, occupancy and equipment expenses of $564,000, data processing expenses of $339,000, and other expense increases of $886,000 during the first nine months of 1999 compared to 1998. These increases are principally due to growth in the existing branch network through acquisitions and internal growth. Similar increases occurred in the third quarter of 1999 when compared to 1998.

         INCOME TAXES. In the nine months ended September 30, 1999, BancShares had income tax expense of $3.4 million, a decrease of $256,000 or 7.04%, from $3.6 million in the prior year period. The resulting effective income tax rates based on the accruals for the nine months ended September 30, 1999 and 1998 were 38.32% and 37.29%, respectively. For the third quarter, BancShares had income tax expense of $962,000, a decrease of $88,000 or 8.42% from $1.1 million in the third quarter of 1998. The effective income tax rates for the third quarters of 1999 and 1998 were 33.01% and 35.53%, respectively.

CAPITAL RESOURCES.

         SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established minimum capital guidelines for the institutions they supervise.

         Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at September 30, 1999 was 9.48%. At December 31, 1998, BancShares' leverage capital ratio was 7.65%.

         BancShares is also required to meet minimum requirements for risk based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 1999, the Total Capital Ratio was 12.96%. At December 31, 1998, the Total Capital Ratio was 11.87%.

         The following table presents capital adequacy calculations and ratios of BancShares:


                                                              SEPTEMBER 30, 1999             DECEMBER 31, 1998
Tier 1 capital                                               $      72,695                   $      50,656
Total capital                                                       78,779                          58,381
Tier 1 capital ratio                                                 11.96 %  (1)                    10.30 %  (1)
Total capital ratio                                                  12.96    (1)                    11.87    (1)
Leverage capital ratio                                                9.48    (1)                     7.65    (1)

(1) These ratios exceed the minimum required regulatory capital ratios.


         At September 30, 1999 and December 31, 1998, the Bank was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in the Bank's assets resulting from acquisitions of branch offices and the opening of DE NOVO branches has reduced, and is expected to continue to reduce, the Bank's capital ratios. Between October 1998 and August of 1999, the Bank purchased assets and assumed the deposit liabilities of twelve branch offices of First-Citizens Bank & Trust Company ("FCB"), a related party.

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short-term and marketable securities divided by deposits and short-term liabilities, was 32.67% at September 30, 1999 and 34.85% at December 31, 1998.

         The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 1999 and 1998. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At September 30, 1999 and December 31, 1998 jumbo time deposits represented 9.62% and 9.63%, respectively, of total deposits.

         Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

         MARKET RISK AND INTEREST SENSITIVITY. Management is of the opinion that as of September 30, 1999 there have been no material changes in BancShares' market risk and interest sensitivity since December 31, 1998.

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

         In October 1998, FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interest retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this pronouncement did not have a material effect on BancShares' consolidated financial statements.

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

STATE OF READINESS.

         During October 1997, BancShares developed its plan to address the Y2K issue. A substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, which also provides similar services to several other financial institutions. Therefore, BancShares' plan for addressing the Y2K issue divides information technology systems ("IT Systems") into groups which include (i) FCB's mainframe systems used for processing BancShares' data ("Group A Systems"), (ii) BancShares' non-mainframe systems which are supported by FCB ("Group B Systems"), and (iii) BancShares' separate non-mainframe systems ("Group C Systems"). BancShares' Y2K plan also addresses non-information technology system ("Non-IT Systems"). As to Group A Systems and Group B Systems, BancShares' Y2K plan necessarily is designed to be implemented jointly with FCB. FCB has retained an outside consultant to plan and direct its Y2K compliance efforts, and BancShares participates in a committee made up of representatives of the consultant, FCB and each of the financial institutions for which FCB provides data processing services that meets periodically to monitor the status of FCB's compliance efforts. Periodic progress reports are made to BancShares' Board of Directors.

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

         REMEDIATION AND TESTING. With respect to IT Systems, this phase contemplates the implementation of modification, upgrades or system replacements determined to be necessary to achieve Y2K compliance and the testing of modified or upgraded systems to determine their functionality and operating capability. FCB's outside consultant is responsible for coordinating necessary modifications, upgrades or replacements, and testing with respect to Group A Systems and Group B Systems. This phase has been completed as to all Group A Systems and Group B Systems. As to Group C Systems, BancShares' staff is coordinating remediation (which, in most cases, entails the installation of upgrades provided by outside vendors) and testing, and this phase has been completed as to substantially all systems (with completion of this phase as to remaining systems scheduled to be completed during the fourth quarter of 1999).

         VALIDATION. The validation phase contemplates intensive testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing as to Group A Systems and Group B Systems, is being conducted by FCB's outside consultant and has been completed as to all Group A Priority 1 Systems and Group B Priority 1 Systems. As to Group C Systems, validation testing has been completed.

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

         NON-IT SYSTEMS, LOAN CUSTOMERS AND THIRD PARTY SERVICE PROVIDERS. Activities under BancShares' plan with respect to Non-IT Systems (including security systems, office equipment, etc.), substantially all of which have been categorized as Priority 3, primarily involve identifying potential Y2K problems and insuring that outside vendors provide necessary upgrades or replacements. Each system has been assigned to an officer of BancShares whose responsibility it is to communicate with the vendor of that system and coordinate any necessary remediation. Validation testing for Non-IT Systems I is complete.

         During early 1998, BancShares identified those borrowing customers whose existing aggregate borrowings from BancShares exceeded $500,000 and whose businesses were of a nature that they could be adversely affected by the Y2K issue. A meeting was held individually with each such borrowing customer to assess the customer's plan for and progress toward addressing the Y2K issue, and

BancShares plans to schedule individual follow-up meeting with certain of those customers during 1999. With respect to loans to new borrowers, BancShares has assessed Y2K risk and steps being taken by those borrowers to address the Y2K issue as part of the credit approval process.

COSTS.

         BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe system and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares has budgeted $332,000 for its separate Y2K project costs. Expenses expected to be incurred subsequent to June 30, 1999 are not considered material. BancShares does not expect significant increases in future data processing costs related to Y2K compliance.

CONTINGENCY PLANS.

         During the assessment phase, BancShares began to identify a back-up or contingency plan for each of its Priority 1 systems. Virtually all of BancShares' Priory 1 systems are dependent upon third party vendors or service providers, therefore, contingency plans with respect to system failures during the remediation and validation phases included selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during continued testing and it is determined that the vendor is unable or unwilling to correct the failure, BancShares will convert to a new system from a pre-selected list of prospective vendors. Together with FCB and the other institutions for which FCB provides data processing services, BancShares is assessing business risks associated with a Priority 1 Group A System or Group B System failure on or after January 1, 2000 and business continuation plans for dealing with such failures have been developed. BancShares has developed a "Year 2000 Business Contingency Plan", which includes contingency plans with respect to Non-IT Systems and matters such as interruptions in electric or telephone service or in deliveries of business supplies. While interruptions in certain services could make it difficult or impossible for BancShares to conduct normal operations, its contingency plans will include things such as increased inventories of critical business forms and other supplies and methods of providing for reduced operations until interrupted services are restored. Validation testing of the "Year 2000 Business Contingency Plan" is complete.

FORWARD-LOOKING STATEMENTS

         This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgements of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable

(b)      Not applicable

(c)      Not applicable

(d) During 1998, Bancshares filed a registration statement on form S-1. The following information is provided pursuant to rule 463 and Item 701 of regulation S-K:

         (1)       Effective date of Registration Statement on Form S-1: June
                   10, 1999 Commission file number: 333-62225

         (2)       Dare offering commenced: June 10, 1999

         (3) (i) The offering terminated after the sale of all securities registered.

             (ii)  Underwriters: Wheat First Union, a division of First Union
                   Capital Markets Corp.

             (iii) Title of class of securities registered: Junior Subordinated
                   Deferrable Interest Debentures.

             (iv)  Amount registered:                                           $23,000,000
                   Aggregate offering price of amount registered:               $23,000,000
                   Amount Sold:                                                 $23,000,000
                   Aggregate offering price of amount sold:                     $23,000,000

             (v)   Estimated Expenses:

                   Underwriting discounts and commissions:                      $   862,500
                   Finders' fees:                                                         -
                   Expenses paid to or for underwriters                                   -
                   Other expenses:                                                  278,194
                                                                               ------------

                            Total estimated expenses:                           $ 1,140,694

                           None of such expenses were paid to or for any of BancShares' Directors, officers, or principal shareholders.

             (vi)  Net offering proceeds to BancShares after deduction of total
                   expenses.                                                    $21,859,306

             (vii) Application of net proceeds:

                   Construction of plant, building and facilities:              $    -
                   Purchases and installation of machinery and equipment:       $    -
                   Purchase of real estate:                                     $    -
                   Acquisition of other businesses:                             $    -
                   Working capital:                                             $ 20,000,000
                   Temporary investments (Federal Funds Sold):                  $  1,859,306

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

                                           FIDELITY BANCSHARES (N.C.), INC.
                                           (registrant)

Dated:  November 10, 1999                  By: /s/ Mary A. Woodard
                                              ----------------------------------
                                           Mary A. Woodard
                                           Chief Financial Officer and Treasurer