Form 10-K405
period 1999-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2000-03-29
CIK 825953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      For the year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:
        8.50% Capital Securities issued by FIDBANK Capital Trust I and 8.50% Junior Subordinated Debentures issued by Registrant

Securities registered pursuant to Section 12(g) of the Act:
        NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 29, 2000: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

                  Common Stock - $25 Par Value, - 28,170 shares
--------------------------------------------------------------------------------
         (Number of shares outstanding, by class, as of March 29, 2000)

PART I

ITEM 1 - BUSINESS

GENERAL. Fidelity BancShares (N.C.), Inc. ("BancShares"), headquartered in Fuquay-Varina, North Carolina, was organized under the laws of Delaware on November 13, 1987 as a registered bank holding company for The Fidelity Bank (the "Bank"). BancShares operates through the Bank, which provides a variety of retail and commercial banking products and services to individuals and small- to medium-sized businesses in the communities it serves. BancShares currently is engaged in an expansion program, which involves acquisitions of other financial institutions, or offices and/or deposits of other institutions, and the opening of de novo branches. Certain statistical information with respect to BancShares' business required by Guide 3 is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which appears elsewhere in this filing.

BancShares has a second wholly-owned subsidiary, FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware, that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029.

Members of the Holding family, including Lewis R. Holding, have been actively involved in the management of BancShares. As a result, BancShares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability. Consistent with its management philosophy, BancShares has emphasized a low-risk loan portfolio derived from its local markets. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions.")

All significant activities of BancShares and its subsidiaries are banking related so that BancShares operates within one industry. Neither BancShares nor its subsidiary has any foreign operations.

The Bank is a state-chartered commercial bank. Its predecessor bank, Bank of Fuquay, was organized during 1909 and merged with Bank of Biscoe during 1970, at which time the continuing bank's name was changed to The Fidelity Bank. The Bank currently operates 59 banking offices in 41 separate central North Carolina communities, 20 of which have been opened or acquired from other institutions within the past five fiscal years. Most recently, during 1998 the Bank purchased an aggregate of $35.7 million in assets and assumed an aggregate of $75.1 million in deposit liabilities, associated with five branch offices of a related financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB"), and during 1999, it purchased an aggregate of $29.1 million in assets and assumed an aggregate of $99.6 million in deposit liabilities, associated with seven additional branch offices of FCB. (See "Item 13. Certain Relationships and Related Transactions" and note 15 to BancShares' consolidated financial statements.) Additionally, during 1998 and 1999, the Bank opened 12 de novo branch offices.

The Bank has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. TFB Financial Services, Inc. ("TFB Financial Services"), formerly Servco Service Corporation, was acquired on September 1, 1996 in the acquisition of Perpetual State Bank and provides non-deposit investment products, including mutual funds, annuities, stocks, and bonds. Fidelity Properties currently is inactive.

BancShares' principal executive offices are located at 100 South Main Street, Fuquay-Varina, North Carolina 27526 and its telephone number is (919) 552-2242.

DESCRIPTION OF BUSINESS. The Bank is a community-oriented bank which is engaged in a general commercial and consumer banking business. Its operations are primarily retail oriented and directed towards individuals and small- to medium-sized businesses in its market area. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured loans. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law.

The Bank is focused on community-oriented banking via (i) localized lending,
(ii) core deposit funding, (iii) conservative balance sheet management, and (iv) stable growth. The Bank's franchise is well diversified, serving both large cities and small rural towns in North Carolina. By outsourcing its core data processing requirements to FCB (see "Item 13. Certain Relationships and Related Transactions"), the Bank can offer a complete array of financial services while maintaining its community banking orientation. The Bank's focus on diverse markets and its emphasis on customer service provide it with a stable source of core funding.

The Bank's primary source of revenue is interest income from its lending activities. Since it commenced business, the Bank has pursued a strategy of growth through internal expansion by establishing branch offices in communities in its geographic market and by acquiring smaller institutions or offices of other institutions in its existing markets or in new markets.

COMPETITION. Commercial banking in North Carolina is highly competitive. In its market areas, the Bank competes directly with a number of local, regional and superregional banking organizations. Competition among financial institutions for loans and deposits is based, to a large extent, on interest rates charged or paid. Fees and charges for other services, office location, the quality of customer services, community reputation and continuity of personnel, and, in the case of loans to large commercial borrowers, relative lending limits, also are important competitive factors. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank, and they can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation in its local community, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions and are able to provide certain financial services across state lines, thereby adding to the competitive atmosphere of the industry in general.

EMPLOYEES. At December 31, 1999, the Bank employed 349 full-time employees and 35 part-time employees. The Bank is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares does not have any separate employees.

SUPERVISION AND REGULATION. BancShares is a bank holding company registered with the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.

The Bank is a North Carolina-chartered commercial bank, and its deposits are insured by the FDIC. It is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the "Commissioner") and the FDIC. As a result of its ownership of the Bank, BancShares also is registered with and subject to regulation by the Commissioner under the state's bank holding company laws.

As an insured bank, the Bank is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. Insured institutions also are prohibited from acquiring or retaining any equity investment of a type or in an amount not permitted with for national banks. The Bank is not a member of the Federal Reserve System, but is subject to reserve requirements applicable to non-member banks.

The FRB, FDIC and Commissioner all have broad powers to enforce laws and regulations applicable to BancShares and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among other, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

ITEM 2 - PROPERTIES

At December 31, 1999 the Bank maintained 59 banking offices in 41 central North Carolina communities. BancShares does not own or lease any real property. Except for six branch offices which are leased, and one tract of land that is leased and upon which the Bank has constructed a branch office, the Bank owns all of the real property utilized in its operations. Statistical information with respect to BancShares' property and equipment is contained in this filing under "Item 8. Financial Statements and Supplementary Data."

ITEM 3 - LEGAL PROCEEDINGS

The Bank is a party to various legal proceedings in the ordinary course of its business. However, based on information presently available, and after consultation with legal counsel, BancShares' management believes that the ultimate outcome in such proceedings, in the aggregate, will not have any material adverse effect on BancShares' financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5 - MARKET FOR BANCSHARES' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

BancShares' common stock is not traded in an established public trading market. On March 15, 2000, there were 115 record holders of Bancshares' common stock.

The per share cash dividends paid by BancShares during each quarterly period during 1999 and 1998 are set forth in Table XI, under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. A cash dividend of $8.00 per share was declared by the Board of Directors on January 31, 2000, payable March 30, 2000, to holders of record as of March 1, 2000. BancShares' sole source of funds for the payment of dividends to its shareholders is dividends it receives from the Bank. Payments of dividends by BancShares and the Bank are made at the discretion of their Boards of Directors and are contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

ITEM 6 - SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial information for BancShares as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. The data has been derived from BancShares' audited consolidated financial statements. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, and the independent auditors' report thereon, are included elsewhere in this filing. The following should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                             As of and for the year ended December 31,
                                                      ----------------------------------------------------
                                                         1999       1998       1997       1996       1995
                                                      ---------  ---------  ---------  ---------  ---------
                                                           (Dollars in thousands, except per share data)
Summary of Operations
Interest income ....................................   $ 55,379   $ 46,570   $ 43,249   $ 37,238   $ 30,607
Interest expense ...................................     23,213     19,892     19,016     16,245     12,616
                                                      ---------  ---------  ---------  ---------  ---------
Net interest income ................................     32,166     26,678     24,233     20,993     17,991
Provision for loan losses ..........................      1,200        630        360        360        360
                                                      ---------  ---------  ---------  ---------  ---------
Net interest income after provision for loan losses      30,966     26,048     23,873     20,633     17,631
Noninterest income .................................      5,183      5,476      3,974      3,348      2,628
Noninterest expense ................................     24,044     19,418     15,878     14,191     10,998
                                                      ---------  ---------  ---------  ---------  ---------
Net income before income taxes .....................     12,105     12,106     11,969      9,790      9,261
Income taxes .......................................      4,468      4,457      4,581      3,487      3,254
                                                      ---------  ---------  ---------  ---------  ---------
Net income .........................................   $  7,637   $  7,649   $  7,388   $  6,303   $  6,007
                                                      =========  =========  =========  =========  =========
Selected Period-End Balances
Total assets .......................................   $839,088   $694,134   $582,995   $542,138   $406,304
Investment securities and federal funds sold .......    165,356    186,804    177,240    161,429    107,341
Loans, gross .......................................    551,148    439,208    358,250    334,880    268,931
Interest earning assets ............................    759,311    627,874    537,293    497,963    377,449
Deposits ...........................................    716,014    609,646    505,237    479,140    352,566
Interest bearing liabilities .......................    658,212    533,380    448,832    429,649    313,409
Shareholders' equity ...............................     69,895     64,808     59,117     51,242     44,351
Common shares outstanding ..........................     28,170     28,410     28,410     28,410     28,582
                                                      ---------  ---------  ---------  ---------  ---------

Selected Average Balances
Total assets .......................................   $753,286   $610,306   $558,119   $476,559   $371,036
Investment securities and federal funds sold .......    174,824    167,337    163,113    139,262     84,748
Loans, gross .......................................    493,023    390,162    349,526    297,229    260,103
Interest earning assets ............................    686,557    559,348    514,410    437,880    345,604
Deposits ...........................................    647,566    528,672    487,985    414,829    323,352
Interest bearing liabilities .......................    584,675    465,999    433,979    370,876    286,412
Shareholders' equity ...............................     66,804     61,870     54,840     46,824     39,255
Common shares outstanding ..........................     28,279     28,410     28,410     28,570     28,582
                                                      ---------  ---------  ---------  ---------  ---------

Profitability Ratios
Return on average total assets .....................       1.01%      1.25%      1.32%      1.32%      1.62%
Return on average shareholders' equity .............      11.43      12.36      13.47      13.46      15.30
Dividend payout ratio (1) ..........................      11.85      11.88      12.31      14.51      11.42
                                                      ---------  ---------  ---------  ---------  ---------

Liquidity and Capital Ratios
Average loans to average deposits ..................      76.13%     73.80%     71.63%     71.65%     80.44%
Average shareholders' equity to average total assets       8.87      10.14       9.83       9.83      10.58
Tier 1 capital ratio (2) ...........................      13.34      10.30      12.96      13.24      15.57
Total capital ratio (2) ............................      12.06      11.87      14.09      14.49      16.82
Leverage capital ratio (2) .........................       9.12       7.65       8.28       8.63      10.74
                                                      ---------  ---------  ---------  ---------  ---------

Per Share of Common Stock
Net income (3) .....................................  $  270.05  $  269.25  $  260.04  $  220.63  $  210.18
Cash dividends .....................................      32.00      32.00      32.00      32.00      24.00
Book value (4) .....................................   2,481.17   2,281.17   2,080.86   1,803.66   1,551.70
                                                      ---------  ---------  ---------  ---------  ---------
Asset Quality Ratios
Nonperforming assets to total gross loans and other
     real estate owned .............................       0.02%      0.03%      0.02%      0.02%      0.00%
Net charge-offs to average loans ...................       0.19       0.04       0.10       0.14       0.03
Total allowance for loan losses to total loans .....       0.93       1.05       1.16       1.24       1.52
                                                      ---------  ---------  ---------  ---------  ---------

----------
(1) For each indicated period, total common dividends declared divided by net income.
(2) See "Supervision and Regulation - Capital Adequacy" for a more detailed description of these ratios.
(3) For each indicated period, net income divided by the average number of common shares outstanding. BancShares' adoption of Statement 128, "Earnings Per Share," had no effect on its earnings per share disclosure since BancShares has no potentially dilutive securities.
(4) At the end of each indicated period, shareholders' equity divided by the number of common shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"), for the years 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and related notes presented under "Item 8. Financial Statements and Supplementary Data." BancShares is a bank holding company with two wholly-owned subsidiaries - The Fidelity Bank (the "Bank"), a North Carolina-chartered bank, and FIDBANK Capital Trust I (the "Trust") - a statutory business trust created under the laws of the State of Delaware.

ACQUISITIONS.
         1999 ACQUISITIONS. In August 1999, BancShares acquired the deposits of seven North Carolina branches of First-Citizens Bank & Trust Company ("FCB") (see note 2 and 15 to BancShares' consolidated financial statements). These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:


                               Transaction    Loans    Deposits
                                  Date       Acquired  Acquired
                               -----------   -------- ---------
                                           (Dollars in thousands)
Gibsonville branch .........   August 1999   $ 4,496   $11,465
Kings Mountain branch ......   August 1999     6,021    22,910
Polkville branch ...........   August 1999     1,811     8,749
Shelby branch ..............   August 1999     7,094    20,649
Stokesdale branch ..........   August 1999     2,467     6,040
Stoneville branch ..........   August 1999     2,366    19,475
Wentworth branch ...........   August 1999     3,783    10,285
                                             -------- ---------
     1999 acquisition totals                 $28,038   $99,573
                                             ======== =========

         1998 ACQUISITIONS. In October 1998, BancShares acquired the deposits of five North Carolina branches of FCB. These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:

                               Transaction     Loans   Deposits
                                   Date      Acquired  Acquired
                               ------------  --------  --------
                                            (Dollars in thousands)
Siler City branch ..........   October 1998   $ 6,754   $14,202
Salisbury branch ...........   October 1998    11,754    20,310
Gastonia Main branch .......   October 1998     5,933    33,544
Gastonia Union Road branch .   October 1998     3,419     3,518
Gastonia Cox Road branch ...   October 1998     5,834     3,519
                                              -------   -------
    1998 acquisition totals                   $33,694   $75,093
                                              =======   =======

         BancShares made no acquisitions in 1997.

RESULTS OF OPERATIONS.
         NET INCOME. For 1999, net income of $7.6 million represented a 0.17% decrease from 1998 net income of $7.6 million. While BancShares' experienced a strong increase in net interest income during 1999, this growth was hampered by an increase in provision for loan losses due to strong loan growth and an increase in operating expenses due to the acquisition of seven branches during the third quarter. BancShares also experienced a decrease in noninterest income due to a one time gain recorded in the prior year on the sale of rights to service mortgage loans which is not present in 1999.

         For 1998, net income of $7.6 million represented a 3.54% increase from 1997 net income of $7.4 million. The increase in 1998 net income was principally the result of an increase in net interest income resulting primarily from growth within the existing branch network and the fourth quarter acquisition of five branches. Noninterest income also increased primarily due to the sale of the Bank's right to service mortgage loans, a gain on the contribution of a building at fair value to a non-profit agency, and increases in fee income due to growth within the existing branch network. These increases were partially offset by increased operating expense associated with the opening of six de novo branches and the expense associated with the contribution described above.

         Net income per share for 1999 was $270.05, a slight increase of $0.80 from $269.25 in 1998. Net income per share for 1997 was $260.04. The increase in net income per share during 1999 was attributable to a decrease in shares outstanding with BancShares' repurchase of 240 shares of common stock during second quarter 1999. Net income per share increased in 1998 over 1997 due to increased earnings.

         NET INTEREST INCOME. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on earning assets and interest bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. Table I sets forth the average balances on interest earning assets and interest bearing liabilities, as well as the average yields earned and average rates paid for 1999, 1998 and 1997.

         In 1999, net interest income was $32.2 million as compared to $26.7 million in 1998, an increase of $5.5 million or 20.57%. In 1998, net interest income was $26.7 million as compared to $24.2 million in 1997, an increase of $2.4 million or 10.09%. The increase in net interest income in 1999 and 1998 was primarily attributable to increased interest income from strong growth in average loan balances outstanding during both years. Interest income grew $8.8 million or 18.92% in 1999 and $3.3 million or 7.68% in 1998 over the previous year. Interest income totaled $55.4 million in 1999, $46.6 million in 1998 and $43.2 million in 1997. Interest expense increased $3.3 million, or 16.70%, in 1999 to $23.2 million from $19.9 million in 1998. This increase was due to higher volumes of interest bearing deposits in 1999 and 1998 and long-term borrowings during 1999. The rates paid on interest bearing liabilities decreased from 4.27% in 1998 to 3.97% in 1999. Interest expense for 1998 increased by $900,000, or 4.60%, from $19.0 million in 1997 to $19.9 million in 1998. This increase was due to higher volumes of interest bearing deposits, while rates paid on interest bearing liabilities decreased from 4.38% in 1997 to 4.27% in 1998.

         Loans produced the largest component of interest income, amounting to $45.3 million in 1999, $37.6 million in 1998, and $34.1 million in 1997. This represented an increase of $7.6 million or 20.34% in 1999 and $3.5 million or 10.26% in 1998. During 1999 and 1998, average loans outstanding increased $102.9 million or 26.36% and $40.6 million or 11.63% due to loan growth from acquired branches, de novo branch openings and loan growth within the existing branch network. Average yields on loans during 1999, 1998 and 1997 were 9.20%, 9.66% and 9.76%, respectively. The decline in the 1999 average yield on loans was due to the decline in the average prime rate during 1999 compared to 1998. The decline in the average yield on loans was due to overall lower market interest rates during the first half of 1999 and most of 1998.

         Earnings from investments and federal funds sold provided the balance of interest income, contributing $10.1 million in 1999, $9.0 million in 1998, and $9.1 million in 1997. Average balances and yields on these securities are shown in Table I. Included in the $10.1 million earned on investments and federal funds sold is $1.0 million earned on interest bearing cash balances attributable to the deposit of proceeds from the $23.0 million Capital Trust Securities issuance during 1999 (see note 8 to BancShares' consolidated financial statements). The average interest bearing cash balance during 1999 was $17.0 million, which earned an average rate of 5.22%. There were no interest bearing cash balances during 1998 or 1997.

         Total 1999 interest expense was $23.2 million, an increase of $3.3 million or 16.70% over total 1998 interest expense of $19.9 million. Total 1998 interest expense was $19.9 million, an increase of $875,000 or 4.60% over 1997 interest expense of $19.0 million. The principal component of BancShares' interest expense is interest paid on deposits, which totaled $21.5 million in 1999, $19.5 million in 1998, and $18.7 million in 1997. Average interest bearing deposit balances for 1999, 1998 and 1997 were $553.9 million, $456.1 million and $416.6 million, respectively. This represents an increase of 21.44% in 1999 and 9.48% in 1998 over the prior years due to acquired branches, de novo branch openings and growth within the existing branch network. Included in the $23.2 million interest expense in 1999, is interest expense of $1.1 million resulting from the $23.0 million Capital Trust Securities issued by the Trust during 1999 (see note 8 to BancShares' consolidated financial statements). These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50%, are callable in 2002, and mature in 2029. The average balance and rate paid on the long-term obligations during 1999 was $12.6 million and 8.44%. There were no long-term obligations outstanding in 1998 or 1997. See Table I and Table II.

         BancShares' interest rate spread was 4.11%, 4.08% and 4.03% on a tax equivalent basis in 1999, 1998 and 1997, respectively. BancShares' ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings. Therefore, it is necessary for BancShares to effectively manage earning assets and interest bearing liabilities.

         PROVISION FOR LOAN LOSSES. BancShares' provision for loan losses charged against earnings was $1,200,000, $630,000, and $360,000 in 1999, 1998
and 1997, respectively. The provision for loan losses increased primarily due to increased loan balances from acquired branches, de novo branch openings and growth within the existing branch network. Average loans grew by $102.9 million or 26.36% in 1999 compared to $40.6 million or 11.63% in 1998. Loans acquired during 1999 and 1998 amounted to $28.0 million and $33.7 million, respectively (see note 2 to BancShares' consolidated financial statements). BancShares' also experienced an increase in net charge-offs during 1999, as discussed herein under 'Asset Quality'.

         NONINTEREST INCOME. Noninterest income, which consists primarily of service charges, commissions and fees, decreased $293,000 in 1999 over 1998 and increased $1.5 million in 1998 over 1997. Total noninterest income was $5.2 million in 1999, $5.5 million in 1998, and $4.0 million in 1997. The 1999 decrease and 1998 increase in noninterest income is attributable to the sale of the Bank's rights to service $51 million in mortgage loans to Southern Bank and Trust Company for $522,000, resulting in a gain of $507,456 in 1998 (see notes 4 and 15 to BancShares' consolidated financial statements). Also affecting the 1999 decrease and 1998 increase in noninterest income was BancShares' contribution of one of the Bank's banking facilities to the North Carolina Community Foundation in 1998. BancShares recorded the market value of the land and building, $448,000, as a contribution expense and, after writing off the value of the land of $40,000, recognized a gain of $408,000 in 1998. The remaining components of other income, service charges on deposit accounts and other service charges and fees, increased during 1999 by $441,000 and $233,000, respectively, over 1998. For 1998, service charges on deposit accounts and other service charges and fees increased $247,000 and $292,000, respectively, over 1997. These increases in 1999 and 1998 were attributable to acquired branches, de novo branch openings and deposit growth within the existing branch network.

         NONINTEREST EXPENSE. Noninterest expense includes expenses attributable to personnel, occupancy, furniture and equipment, data processing, FDIC assessments, printing, supplies, legal and professional fees, postage, amortization of intangibles, and other miscellaneous operating expenses. Noninterest expense was $24.0 million in 1999, $19.4 million in 1998, and $15.9 million in 1997. Control of noninterest expense is an important aspect in managing net income. Acquisition of branches during 1999 and 1998 should enhance future operating results of BancShares; however, for the following fifteen years, earnings will be reduced as BancShares amortizes intangibles resulting from the acquisitions.

         The most significant element of BancShares' noninterest expense is personnel costs. Salaries and benefits represented 52.22%, 48.78% and 51.85% of total noninterest expense during 1999, 1998 and 1997, respectively. Salaries and benefits increased by $3.1 million or 32.57% in 1999 over 1998 and $1.2 million or 15.05% in 1998 over 1997. The primary cause of this increase is the acquisition of seven branches in 1999 and five branches in 1998 and the opening of six de novo branches in 1999 and six in 1998.

         Occupancy and equipment expenses increased from $3.2 million in 1997 to $3.7 million in 1998 to $4.4 million in 1999. These increases of $706,000 in 1999 and $535,000 in 1998 were attributable to acquired branches and de novo branch openings during both years.

         Data processing costs represent charges by vendors that perform data processing services for the Bank. The Bank has contracts with three such companies. Data processing fees are primarily based upon per item or per account charges. Data processing costs were $1.9 million, $1.4 million and $1.2 million in 1999, 1998 and 1997, respectively. These increases were due to the addition of acquired and de novo branches as well as growth in the loan and deposit base in the existing branch network.

         Amortization of intangibles during 1999 increased $326,000 during 1999 to $924,000 as compared to $599,000 in 1998. Amortization of intangibles during 1997 was $599,000. The increase in amortization of intangibles during 1999 was attributable to the acquisition of five branches during fourth quarter 1998 and seven branches in third quarter 1999. Intangibles from these acquisitions amounted to $4.1 million for both 1999 and 1998 (see note 2 and 15 to BancShares' consolidated financial statements). These intangibles are amortized over 15 years (see note 1 to BancShares' consolidated financial statements).

         Other miscellaneous operating expenses were $4.2 million, $4.2 million, and $2.7 million in 1999, 1998 and 1997, respectively. Other miscellaneous operating expense during 1998 included BancShares' contribution expense of a building at fair market value to a non-profit agency and the recognition of $448,000 in contribution expense on this donation. Without the contribution expense in 1998, 1999 and 1998 other miscellaneous operating expenses increased $452,000 and $1.1 million over 1998 and 1997, respectively. These increases were the result of increases in costs realized across all categories of other operating expenses due to increased customer base and account activity resulting from acquired branches, de novo branch openings and growth within the existing branch network during 1999 and 1998.

         INCOME TAXES. In 1999, 1998 and 1997, BancShares had taxable income for book purposes that resulted in income tax expense of $4.5 million, $4.5 million and $4.6 million, respectively. The resulting effective income tax rates for the years ended December 31, 1999, 1998 and 1997 were 36.91%, 36.82%, and 38.28%, respectively.

FINANCIAL CONDITION.
         EARNINGS AND NONINTEREST EARNING ASSETS. Earning assets consist of loans, investment securities, and short-term investments that earn interest. Average earning assets during 1999 were $686.6 million, an increase of $127.2 million or 22.74% from the 1998 average of $559.3 million. For 1998, average earning assets were $559.3 million, an increase of $44.9 million or 8.74% from the 1997 average of $514.4 million. Increases during both years resulted from the acquisition of branches, de novo branch openings and growth within the existing branch network. Cash received from the $23.0 million Capital Trust Securities issuance and acquisition of branches in 1999 and 1998 was invested in loans and short-term investments, including federal funds and, in 1999, interest bearing cash deposits.

         Average noninterest earning assets during 1999 were $66.7 million, an increase of $15.8 million or 30.95% from the 1998 average of $51.0 million. Average noninterest earning assets during 1998 were $51.0 million, an increase of $16.58% from the 1997 average of $43.7 million. These increases were primarily due to increases in cash, fixed assets and intangible assets resulting from the 1999 and 1998 acquired branches and de novo branch openings. The average balances of noninterest earning assets are shown in Table I.

         Return on average total assets for 1999 was 1.01% compared to 1.25% and 1.32% in 1998 and 1997, respectively. The decline in return on average total assets for 1999 and 1998 was caused by increases in average total assets primarily attributable to the acquired branches and de novo branch openings during 1999 and 1998. Changes in the composition of average balances are shown in Table I and Table II.

         Return on average equity for 1999 was 11.43% compared to 12.36% and 13.47% in 1998 and 1997, respectively. The decline in the 1999 return on average equity was due to a slight decline in net income and an increase in average equity driven by earnings. The decline in 1998 return on average equity was due to increases in net income that were outpaced by the increase in average equity.

         INTEREST BEARING AND NONINTEREST BEARING LIABILITIES. Interest bearing liabilities consist of deposits, short-term borrowed funds and long-term borrowed funds. Average interest bearing liabilities during 1999 were $584.7 million, an increase of 25.47% from the 1998 average of $466.0 million. Average interest bearing liabilities during 1998 were $466.0 million, an increase of 7.38% from the 1997 average of $434.0 million. BancShares' principal interest bearing liabilities are interest bearing deposits. Interest bearing deposits represented $553.9 million, $456.1 million and $416.6 million of average interest bearing liabilities in 1999, 1998 and 1997, respectively. Short-term borrowings and long-term borrowings represent the remaining balances. The 1999 increase in long-term borrowings is due to the $23.0 million Capital Trust Securities issuance (see note 8 to BancShares' consolidated financial statements). The cost of total interest bearing liabilities was 3.97%, 4.27% and 4.38% in 1999, 1998 and 1997, respectively.

         Average noninterest bearing liabilities during 1999 were $101.8 million, an increase of $19.4 million or 23.50% over the 1998 average of $82.4 million. Average noninterest bearing liabilities during 1998 were $82.4 million, an increase of $13.1 million or 18.96% over the 1997 average of $69.3 million. Noninterest bearing demand deposits are the principal noninterest bearing liability. Increases in noninterest bearing demand deposit balances are attributable to acquired branches, de novo branch openings and expansion within the existing branch network. See Table I.

         LOANS. As of December 31, 1999, loans, net of the allowance for loan losses totaled $546.0 million compared to $434.6 million at year-end 1998. The increase was attributable to normal loan growth, from the existing branch network and de novo branch openings, as well as acquired loans of $28.0 million from the acquisition of seven branches in third quarter 1999. The composition of the loan portfolio for each of the years in the five year period ended December 31, 1999 is listed in Table IV. BancShares experienced strong growth in construction and land development loans and commercial and industrial loans. This growth was generally consistent with the prior year.

         Rate sensitivity and liquidity in the loan portfolio are achieved by making loans with adjustable interest rates and shorter maturities. This allows the Bank to adjust its pricing structure with changes in interest rates. At the end of 1999, 36.13% of the loan portfolio was due to mature or would be available for interest rate repricing in 1999. See Table IV.

         INVESTMENTS. Management's asset/liability strategies include maintaining an investment securities portfolio with appropriate maturities to preclude the necessity of selling investment securities for purposes of liquidity. Traditionally, BancShares has maintained a larger investment portfolio than its peers.

         BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt and equity securities be classified in three categories and accounted for as follows: debt securities that BancShares has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Securities available for sale consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

         At December 31, 1999, the fair value of available for sale securities exceeded the carrying value by $5.1 million, deferred taxes related to these available for sale securities were $2.1 million, and shareholders' equity included $3.0 million for the net unrealized gain related to these available for sale securities. At December 31, 1998, the fair value of available for sale securities exceeded the carrying value by $7.0 million, deferred taxes related to these available for sale securities were $2.8 million, and shareholders' equity included $4.2 million for the net unrealized gain related to these available for sale securities. BancShares does not maintain a trading account.

ASSET QUALITY.
         PROVISION AND ALLOWANCE FOR LOAN LOSSES. Because BancShares' loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. In 1999, BancShares charged-off loans net of recoveries of $940,000. This represents an increase of $766,000 from 1998 net charge-offs of $174,000. This increase is primarily the result of reduced recoveries in 1999. In 1998, BancShares charged-off loans net of recoveries of $174,000. This represents a decrease of $180,000 from 1997 net charge-offs of $354,000. This decrease is primarily the result of increased recoveries in 1998. The percentage of charge-offs (net of recoveries) to average outstanding loans was 0.19% in 1999, 0.04% in 1998 and 0.10% in 1997. See Table V.

         The ratio of total non-performing assets to total loans plus other real estate was 0.02% and 0.03% at December 31, 1999 and 1998, respectively. Assets classified as other real estate were $117,000 and $111,000 at December 31, 1999 and 1998, respectively. See Table V.

         Accrual of interest is discontinued on a loan when management believes the borrower's financial condition is such that the collection of principal or interest is doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist.

         Management considers a loan to be impaired when, based on current information or events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method or the value of the collateral. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest income has been foregone. Future cash receipts are recorded as recoveries of any amounts previously charged-off.

         At December 31, 1999 and 1998, the Bank did not have any nonaccrual loans, nor did the Bank have any restructured or impaired loans. At December 31, 1999 and 1998, the Bank did not have any accruing loans 90 days or more past due.

         The allowance for loan losses represented 0.93% and 1.05% of loans outstanding at year-end 1999 and 1998, respectively. The Bank's provision for loan losses charged against earnings was $1,200,000, $630,000, and $360,000 in 1999, 1998 and 1997, respectively. The increase in the provision for loan losses in 1999 and 1998 was primarily attributable to loan growth from acquired branches, de novo branch openings and expansion in the existing branch network, in both years as well as increased net charge-offs during 1999 as discussed above.

         Management considers the December 31, 1999 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with generally accepted accounting principles and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners' judgements about information available to them at the time of their examinations.

LIQUIDITY, MARKET RISK AND INTEREST SENSITIVITY.
         LIQUIDITY. Liquidity refers to the ability of BancShares to generate sufficient funds to meet its financial obligations and commitments at a reasonable cost. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. Past experience helps management anticipate cyclical demands and amounts of cash required. These obligations can be met by existing cash reserves or funds from maturing loans and investments, but in the normal course of business are met by deposit growth.

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities, federal funds sold, and cash and due from banks. These assets represented 33.19% of deposits at December 31, 1999, a decrease from 35.75% at December 31, 1998.

         BancShares' liquidity ratio, which is defined as cash plus short-term and marketable securities divided by deposits and short-term liabilities, was 31.95% at December 31, 1999, compared to 34.85% at year-end 1998. In addition, the Bank has a $40 million line of credit with the Federal Home Loan Bank to meet liquidity needs.

         BancShares has traditionally maintained a high level of liquidity, characteristic of the high ratio of investment securities to total assets that it maintains. Although loans have increased in each of the recent fiscal periods, BancShares' ability to manage its liquidity is enhanced by the mortgage loan department's ability to sell mortgage loans originated for liquidity or other asset/liability management requirements.

         Funds received from any maturing investments that are not immediately necessary to sustain BancShares' liquidity are invested in similar instruments or used to fund any increased loan demand. Investments scheduled to mature within the one year time frame, without consideration of marketable equity securities, represented 23.70% and 66.71% of the total investment securities portfolio at December 31, 1999 and 1998, respectively.

         In addition, BancShares held marketable equity securities with fair values of $7.7 million and $9.6 million at December 31, 1999 and 1998, respectively. These investments are classified as available for sale and could be sold at management's discretion.

         BancShares' consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing, and financing activities for 1999, 1998, and 1997. In 1999, BancShares' operating activities provided cash flows of $9.8 million. Net income of $7.6 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $72.9 million of BancShares' cash flow. Loans originated, net, of principal collected, used $84.8 million. Cash received in connection with the acquisition of branches provided $66.3 million of BancShares' cash flow. Securities purchases, net of maturities, used $45.0 million, and expenditures for premises and equipment utilized $9.2 million of BancShares' cash flow. Net additional cash inflows of $39.8 million resulted from financing activities, principally from short-term and long-term borrowing inflows of $11.3 million and $23.0 million, respectively.

         In 1998, BancShares' operating activities provided cash flows of $12.6 million. Net income of $7.6 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, provided $26.2 million of BancShares' cash flow. Loans originated, net, of principal collected, used $47.4 million. Cash received in connection with the acquisition of branches provided $35.4 million of BancShares cash flow. Securities maturities, net of purchases, provided $42.0 million, and expenditures for premises and equipment utilized $4.1 million of BancShares' cash flow. Net additional cash inflows of $28.9 million resulted from financing activities, principally from deposit inflows of $29.3 million.

         In 1997, BancShares' operating activities provided cash flows of $10.0 million. Net income of $7.4 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, utilized $30.0 million of BancShares' cash flow. Loans originated, net of principal collected, used $23.7 million. Securities purchases, net of maturities, utilized $3.3 million, and expenditures for premises and equipment utilized $3.8 million, largely for de novo branching during 1997. Net additional cash inflows of $30.3 million resulted from financing activities, principally from deposit inflows of $26.1 million and short-term borrowings of $5.1 million.

         The Bank has no brokered funds. Jumbo certificates of deposit ("CD's") are considered to include all CD's of $100,000 or more. The Bank does not and has never aggressively bid on these deposits, and it does not seek nor does it accept deposits from outside of its general trade area. Almost all of the Bank's jumbo CD customers have other relationships with the Bank, including savings, demand and other time deposits and, in some cases, loans. At December 31, 1999 and 1998, jumbo CD's represented 9.26% and 9.63% of total deposits, respectively.

         In the opinion of management, BancShares has the ability to generate sufficient amounts of cash to cover normal funding requirements and any additional needs which may arise, within realistic limitations, during the next twelve months, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

         MARKET RISK. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

         BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated by the portfolio.

         The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 1999. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 1999. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2000 since they are subject to immediate repricing.



                                                            Maturing in year ended December 31,
                                            -----------------------------------------------------------------
                                               2000      2001       2002        2003       2004    Thereafter    Total    Fair Value
                                            ---------  ---------  ---------   --------   --------  ----------   --------  ----------
                                                                               (Dollars in thousands)
Assets
    Loans:
      Fixed rate .........................   $ 83,636   $ 62,300   $ 77,172   $ 24,899   $ 34,286    $ 29,700   $311,993   $ 312,185
      Average rate (%) ...................       9.28%      8.71%      8.50%      8.34%      8.00%       7.81%      8.62%

      Variable rate ......................   $115,486   $ 16,809   $ 12,892   $  4,855   $  4,202    $ 84,911   $239,155   $ 239,155
      Average rate (%) ...................       9.29%      9.14%      9.35%      9.22%      9.16%       8.73%      9.08%

    Investment securities (1):
      Fixed rate .........................   $ 32,000   $102,997       --         --         --      $      9   $135,006   $ 132,844
      Average rate (%) ...................       5.39%      5.51%      --         --         --         10.86%      5.48%

Liabilities
    Savings and interest bearing checking:
      Fixed rate .........................   $266,549       --         --         --         --       --        $266,549   $ 266,549
      Average rate (%) ...................       2.13%      --         --         --         --       --            2.13%

    Certificates of deposit:
      Fixed rate .........................   $281,665   $ 37,733   $ 17,036   $  9,256       --       --        $345,690   $ 346,052
      Average rate (%) ...................       4.97%      5.27%      5.66%      5.34%      --       --            5.05%

    Short-term obligations:
      Variable rate ......................   $ 22,973       --         --         --         --       --         $ 22,973   $ 22,973
      Average rate (%) ...................       3.78%      --         --         --         --       --             3.78%

    Long-term obligations:
      Fixed rate .........................       --         --         --         --         --    $ 23,000      $ 23,000   $ 19,550
      Average rate (%) ...................       --         --         --         --         --        8.50%         8.50%


----------

(1) Marketable equity securities with a book value of approximately $2,645,000 and a fair value of approximately $7,749,000 have been excluded from this table.

         INTEREST SENSITIVITY. Deregulation of interest rates and short-term, interest earning deposits which are more volatile, has created a need for shorter maturities of interest earning assets. As a result, an increasing percentage of commercial, installment, and mortgage loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity.

         The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

         As of December 31, 1999, BancShares had a negative one year cumulative gap position of 1.47% and a positive total cumulative gap position of 13.31%. BancShares has interest earning assets of $386.9 million maturing or repricing within one year and interest bearing liabilities of $398.0 million repricing within one year. This is primarily the result of a maturing investment portfolio, subsequently reinvested in securities with maturities greater than one year. BancShares experienced growth in loans with maturities of one year or less which were outpaced by the growth in deposits and short-term borrowings which also had maturities of one year or less. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

         INFLATION. The effect of inflation on financial institutions differs from the impact on other types of businesses. Since assets and liabilities of banks are primarily monetary in nature, they are more affected by changes in interest rates than by the rate of inflation.

         Inflation generates increased credit demands and fluctuations in interest rates. Although credit demand and interest rates are not directly tied to inflation, each can significantly impact net interest income. As in any business and industry, expenses such as salaries, equipment, occupancy, and other operating expenses are also subject to upward pressures created by inflation.

         Since the rate of inflation has been relatively stable during the last several years, the impact of inflation of the earnings presented in this report is insignificant.

CAPITAL RESOURCES.
         SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established risk based capital ("RBC") adequacy guidelines.

         As of December 31, 1999, BancShares' Leverage Capital Ratio (as defined herein) was 9.12%, as compared to 7.65% and 8.28%, respectively, at year-end 1998 and 1997. For regulatory purposes, a 5.00% Leverage Capital Ratio represents a well capitalized financial institution.

         Within RBC calculations, BancShares' assets, including commitments to lend and other off-balance sheet items, are weighted according to Federal regulatory guidelines for the risk considered inherent in the assets. BancShares' Tier 1 Capital Ratio (as defined herein) as of December 31, 1999 was 12.06% which is, along with the ratios of 10.30% and 12.96% for 1998 and 1997, respectively, representative of a well capitalized institution (one whose ratio exceeds 6.00%). The increase in the Tier 1 Capital ratio in 1999 is attributed to the issuance of the $23.0 million of Capital Trust Securities which qualify as Tier 1 Capital. The calculation of Total Capital Ratio (as defined herein) allows, in BancShares' circumstances, the inclusion of BancShares' allowance for loan losses in capital, but only to a maximum of 1.25% of risk weighted assets. As of December 31, 1999, BancShares' Total Capital Ratio was 13.34%, which is representative of a well capitalized institution (one whose ratio exceeds 10.00%). The Total Capital Ratios for 1998 and 1997 were 11.87% and 14.09%, respectively. The increase in the Total Capital ratio in 1999 is attributable to the issuance of the $23.0 million of Capital Trust Securities. The decline in ratios between 1997 and 1998 is due to the significant balance sheet growth from acquisitions creating intangible assets, de novo branch openings, and normal growth in the existing branch network.

         These ratios will improve if BancShares' capital increases at a rate proportionately faster than liabilities. Management is aware that growth must be controlled. BancShares' recent expansion plans discussed elsewhere herein may appear to be contrary to this policy but management is also aware that the process of expanding market share by normal business processes can be very difficult and expensive. Management believes that improvement in its overall market share within an existing trade area is valuable in the long run and should be pursued by BancShares, when it can be done prudently.

         BancShares' primary source of new capital is earnings. In 1999, equity capital increased through retention of earnings by $6.7 million, compared to $6.7 million in 1998 and $6.5 million in 1997. BancShares' internal capital generation rate was 10.08% in 1999, 10.89% in 1998 and 11.81% in 1997. At
December 31, 1999, shareholders' equity totaled $69.9 million compared to $64.8 million in 1998. Shareholders' equity for 1999 and 1998 included, as discussed above, $3.0 million and $4.2 million, respectively, of net unrealized securities gains on available for sale securities.

         The ratio of average shareholders' equity to average total assets was 8.87% in 1999, 10.14% in 1998 and 9.83% in 1997.

         Retention of sufficient earnings to maintain an adequate capital position that provides BancShares with expansion capabilities is an important factor in determining dividends. During 1999, BancShares paid $905,000 in dividends, versus $909,000 in both 1997 and 1996. As a percentage of net income, dividends were 11.85% in 1999,

11.88% in 1998 and 12.31% in 1997. The decrease in dividends paid in 1999 compared to 1998 and 1997 is attributable to a decrease in the number of shares outstanding during 1999.

ACCOUNTING AND OTHER MATTERS.
         In June, 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this pronouncement is not expected to have a material effect on BancShares' consolidated financial statements.

         In October 1998, FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage-banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this pronouncement did not have a material effect on BancShares' consolidated financial statements.

         Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.


STATISTICAL INFORMATION.

         The following tables contain certain additional information regarding BancShares' business operations.

TABLE I.
AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID


                                          December 31, 1999                 December 31, 1998               December 31, 1997
                                  -------------------------------    -----------------------------    ----------------------------
                                              Interest                            Interest                        Interest
                                   Average     Income/   Yield/        Average     Income/  Yield/     Average     Income/   Yield/
                                  Balance(1)   Expense    Rate        Balance(1)   Expense   Rate     Balance(1)   Expense    Rate
                                  ---------   ---------- --------     ---------   ---------  -----    ----------   --------  -----
                                                           (Dollars in thousands, taxable-equivalent)
Assets
Interest earning assets:
     Loans ..................... $ 493,023    $  45,380      9.20%   $ 390,162   $  37,706   9.66%    $ 349,526   $  34,119    9.76%
     Taxable investment
       securities ..............   131,509        7,168      5.45      105,157       6,009   5.71       144,218       8,440    5.85
     Non taxable investment
       securities (2) ..........       137            8      5.84          570          33   5.79            88           5    5.68
     Federal funds sold ........    35,189        1,764      5.01       50,527       2,664   5.27         8,519         461    5.41
     Other investments .........    10,003          306      3.06       12,932         260   2.01        12,059         229    1.90
     Cash and due from banks ...    16,696          872      5.22         --          --       --          --          --       --
                                 ---------   ----------  -------     ---------   ---------  -----    ----------   --------     ----

Total interest earning assets ..   686,557    $  55,498      8.08%     559,348   $  46,672   8.34%      514,410   $  43,254    8.41%
                                 ---------   ----------  -------     ---------   ---------  -----    ----------   --------    -----
Noninterest earning assets:
     Cash and due from banks ...    24,948                              19,602                           15,811
     Premises and equipment ....    28,454                              22,860                           19,974
     Other assets ..............    18,266                              12,502                           12,175
     Reserve for loan losses ...    (4,939)                             (4,006)                          (4,251)
                                 ---------                           ---------                       ----------
Total assets ................... $ 753,286                           $ 610,306                        $ 558,119
                                 =========                           =========                       ==========

Liabilities & Equity
Interest bearing liabilities:
     Demand deposits ........... $ 180,744    $   4,540      2.51%   $ 138,573   $   3,866   2.79%    $ 118,582   $   3,321    2.80%
     Savings deposits ..........    54,519          985      1.81       46,444       1,136   2.45        46,008       1,142    2.48
     Time deposits .............   318,608       15,960      5.01      271,068      14,477   5.34       262,000      14,230    5.43
     Short-term borrowings (3)..    18,201          664      3.65        9,914         413   4.17         7,389         324    4.38
     Long-term borrowings ......    12,603        1,064      8.44         --          --       --          --          --       --
                                 ---------   ----------  -------     ---------   ---------  -----    ----------   --------    -----
Total interest bearing
     liabilities ...............   584,675    $  23,213      3.97%     465,999   $  19,892   4.27%      433,979   $  19,017    4.38%
                                 ---------   ----------  -------     ---------   ---------  -----    ----------   --------     -----
Noninterest bearing
     liabilities:
     Demand deposits ...........    93,695                              72,587                           61,395
     Other .....................     8,112                               9,850                            7,905
Shareholders' equity ...........    66,804                              61,870                           54,840
                                 ---------                           ---------                       ----------
Total liabilities and equity.... $ 753,286                           $ 610,306                        $ 558,119
                                 =========                           =========                       ==========
Interest rate spread (4) .......                             4.11%                           4.08%                             4.03%
                                                         =======                            =====                             =====
Net interest income and net
     interest margin (5) .......              $  32,285      4.70%               $  26,780   4.79%                $  24,237    4.71%
                                              ========== ========                 =========  =====                 ========    =====

----------
(1)      Average balances include non-accrual loans.
(2) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 34% tax rate.
(3)      See Table X.
(4) Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

TABLE II.
AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL


                                                              1999                                    1998
                                              ------------------------------------    ----------------------------------
                                                       Change from previous                  Change from previous
                                                          year due to:                           year due to:
                                              ------------------------------------    -----------------------------------
                                                             Yield/         Total                  Yield/         Total
                                                Volume        Rate         Change      Volume       Rate         Change
                                              ----------   ----------    ----------   ---------   ----------    ---------
                                                                        (Dollars in thousands)
Assets
Interest earning assets:
     Loans .................................   $ 590,560    $(582,886)   $   7,674    $ 217,135    $(213,548)   $   3,587
     Taxable investment securities .........      89,738      (88,579)       1,159     (105,566)     103,135       (2,431)
     Non taxable investment securities .....      (1,280)       1,255          (25)       1,379       (1,351)          28
     Federal funds sold ....................     (34,328)      33,428         (900)     115,355     (113,152)       2,203
     Other investments .....................      (9,701)       9,747           46          172         (141)          31
     Cash and due from banks ...............         436          436          872         --           --           --
                                              ----------   ----------    ----------   ---------   ----------    ---------
Total interest earning assets ..............   $ 635,425    $(626,599)   $   8,826    $ 228,475    $(225,057)   $   3,418
                                              ----------   ----------    ----------   ---------   ----------    ---------

Liabilities & Equity
Interest bearing liabilities:
     Demand deposits .......................   $  78,426    $ (77,752)   $     674    $  28,902    $ (28,357)   $     545
     Savings deposits ......................      24,645      (24,796)        (151)       1,371       (1,377)          (6)
     Time deposits .........................     172,611     (171,128)       1,483       36,614      (36,367)         247
     Short-term borrowings .................      19,953      (19,702)         251        6,390       (6,301)          89
     Long-term borrowings ..................         532          532        1,064         --           --           --
                                              ----------   ----------    ----------   ---------   ----------    ---------
          Total interest bearing liabilities     296,167     (292,846)       3,321       73,277      (72,402)         875
                                              ----------   ----------    ----------   ---------   ----------    ---------
     Change in net interest income .........   $ 339,258    $(333,753)   $   5,505    $ 155,198    $(152,655)   $   2,543
                                              ==========   ==========    ==========   =========   ==========    =========


----------

         Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable equivalent basis assuming a statutory federal income tax rate of 34% for all periods. The taxable equivalent adjustment was immaterial for the years 1999, 1998 and 1997, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.


TABLE III. INVESTMENT PORTFOLIO.

         The following table sets for the carrying amount of investment securities:

                                                     December 31,
                                             -----------------------------
                                               1999       1998      1997
                                             --------   --------  --------
                                                 (Dollars in thousands)

U.S. Treasury and U.S. Government agencies   $133,006   $ 90,146   $130,131
States and political subdivisions ........      2,000       --        2,000
Marketable equity securities .............      7,749      9,608     11,809
                                             --------   --------   --------
    Total ................................   $142,755   $ 99,754   $143,940
                                             ========   ========   ========

         The following table sets forth the maturities of investment securities at December 31, 1999 and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale securities is not included.)


                                                                              Maturing After One
                                                        Within One Year     But Within Five Years   After Ten Years
                                                      -------------------   ---------------------   ---------------
                                                       Amount      Yield       Amount     Yield     Amount   Yield
                                                      --------     ------     ---------   -----     ------   -----
                                                                           (Dollars in thousands)

U.S. Treasury and other U.S. Government agencies (1)   $30,000      5.50%      $102,997    5.51%    $   9    10.86%
States and political subdivisions ..................     2,000      3.81           --       --         --      --
Other (2) ..........................................     2,645      5.80           --       --         --      --
                                                       -------      ----       --------    ----     -----    -----
   Total ...........................................   $34,645      5.43%      $102,997    5.51%    $   9    10.86%
                                                       =======      ====       ========    ====     =====    =====




----------

(1) Mortgage-backed securities are included in the obligations of U.S. Government agencies and spread within the columns according to their anticipated repayment schedules.
(2) The "Within One Year" column of the "Other" category includes marketable equity securities held by BancShares. Accordingly, the yield on these securities represents anticipated dividend income rather than interest income.


TABLE IV. LOAN PORTFOLIO

                     ANALYSIS OF LOANS BY TYPE AND MATURITY

         The table below classifies loans by major category:

                                                                    December 31,
                                          --------------------------------------------------------------
                                             1999        1998         1997        1996          1995
                                          ----------   ---------   ----------   ---------     ----------
                                                                (Dollars in thousands)
Real estate:
     Construction and land development    $  79,576    $  51,499    $  33,851    $  28,787    $  24,728
     Mortgage:
         One to four family residential     141,937      134,681      141,301      144,331       99,228
         Commercial ...................      74,320       65,339       57,222       51,629       48,736
         Equity lines of credit .......      75,015       62,205       44,915       35,971       29,011
         Other ........................       5,502        4,983        4,579        5,839        4,757
Commercial and industrial .............     124,858       79,724       41,851       36,330       30,080
Consumer ..............................      37,675       33,849       28,630       26,934       24,870
Agricultural ..........................       3,957        4,523        3,335        2,669        2,368
Other .................................       8,308        2,405        2,566        2,390        5,153
                                          ----------   ---------   ----------   ----------    ----------
         Total ........................     551,148      439,208      358,250      334,880      268,931
Less allowance for loan losses ........      (5,142)      (4,601)      (4,145)      (4,139)      (4,078)
                                          ----------   ---------   ----------   ----------    ----------
         Net loans ....................   $ 546,006    $ 434,607    $ 354,105    $ 330,741    $ 264,853
                                          ==========   =========   ==========   ==========    ==========


         The following table identifies the maturities of all loans as of December 31, 1999 and addresses the sensitivity of these loans to changes in interest rates.

                                LOAN SENSITIVITY

                                                              December 31, 1999
                                                  -----------------------------------------
                                                   Within  One to Five After Five
                                                  One Year    Years      Years     Total
                                                  --------  ---------   --------  ---------
                                                             (Dollars in thousands)

Real estate - construction and land development   $ 79,576   $   --     $   --     $ 79,576
Commercial and industrial .....................     45,101     53,774     25,983    124,858
Other .........................................     74,445    183,640     88,629    346,714
                                                  --------  ---------   --------  ---------
         Total ................................   $199,122   $237,414   $114,612   $551,148
                                                  ========  =========   ========  =========

Loans maturing after one year with:
     Fixed interest rates .....................              $198,656   $ 29,701   $228,357
     Floating or adjustable rates .............                38,758     84,911    123,669
                                                            ---------   --------  ---------
         Total ................................              $237,414   $114,612   $352,026
                                                            =========   ========  =========

                              NONPERFORMING ASSETS

         The following analysis identifies other real estate owned and loans that were either non-accruing, past-due or restructured:

                                                                   December 31,
                                                ---------------------------------------------------
                                                  1999       1998       1997      1996       1995
                                                --------   --------   ---------  -------   --------
                                                              (Dollars in thousands)

Nonaccrual loans ............................   $   --     $   --     $   --     $   --     $   --
Restructured loans ..........................       --         --         --         --         --
                                                --------   --------   ---------  -------   --------
     Total nonperforming loans ..............       --         --         --         --         --
Other real estate ...........................        117        111         57        57        --
                                                --------   --------   ---------  -------   --------
     Total nonperforming assets .............   $    117   $    111   $     57   $    57    $   --
                                                ========   ========   =========  =======   ========

Accruing loans 90 days or more past due .....   $   --     $   --     $   --     $     85   $     10
Loans at December 31 ........................   $551,148   $439,208   $358,250   $334,880   $268,931
Ratio of nonperforming assets to total loans
     plus other real estate .................       0.02%      0.03%      0.02%      0.02%      --
Interest income that would have been earned
     on nonperforming loans had they been
     performing .............................   $   --     $   --     $   --     $   --     $   --
Interest income earned on nonperforming loans   $   --     $   --     $   --     $   --     $   --


Loans are placed on a non-accrual basis when they become 90 days past due and the ability of the borrower to comply with the present terms is doubtful.


TABLE V. SUMMARY OF LOAN LOSS EXPERIENCE

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The table presented below summarizes activity in the allowance for loan losses for each of the years in the five year period ended December 31, 1999:


                                                                           December 31,
                                                     -----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                     ---------   --------   --------   --------   --------
                                                                      (Dollars in thousands)

Allowance for loan losses - beginning of year .....   $  4,601   $  4,145   $  4,139   $  4,078   $  3,786
Charge-offs:
    Commercial, financial, and agricultural .......        430         96        196         32       --
    Real estate:
      Construction ................................       --         --         --         --         --
      Mortgage:
        One to four family ........................        994      1,192        273        283       --
        Commercial ................................       --         --         --         --         --
        Equity lines of credit ....................       --         --         --           19       --
        Other .....................................          4       --         --         --         --
      Consumer ....................................        206        253        379        262        153
                                                     ---------   --------   --------   --------   --------
Total charge-offs .................................      1,634      1,541        848        596        153
                                                     ---------   --------   --------   --------   --------
Recoveries:
    Commercial, financial, and agricultural .......        208         36         63          3          9
    Real estate:
      Construction ................................       --         --         --         --         --
      Mortgage:
        One to four family ........................        291      1,193        308         90       --
        Commercial ................................       --         --         --         --         --
        Equity lines of credit ....................       --         --         --           19       --
        Other .....................................          4       --         --         --         --
      Consumer ....................................        192        138        123         68         76
                                                     ---------   --------   --------   --------   --------
Total recoveries ..................................        695      1,367        494        180         85
                                                     ---------   --------   --------   --------   --------
Net charge-offs ...................................        939        174        354        416         68
Provision for loan losses .........................      1,200        630        360        360        360
Addition due to acquired branches .................        280       --         --         --         --
Addition from acquisition of Perpetual Savings Bank       --         --         --          117       --
                                                     ---------   --------   --------   --------   --------
Allowance for loan losses - end of year ...........   $  5,142   $  4,601   $  4,145   $  4,139   $  4,078
                                                     =========   ========   ========   ========   ========
Average loans outstanding during the year .........   $493,023   $390,162   $349,526   $297,229   $260,103
                                                     =========   ========   ========   ========   ========
Ratio of net charge-offs to average loans
    outstanding ...................................       0.19%      0.04%      0.10%      0.14%      0.03%
                                                     =========   ========   ========   ========   ========

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:


                                                                          December 31,
                                --------------------------------------------------------------------------------------------
                                      1999                  1998                 1997                  1996          1995
                                --------------------  --------------------  ------------------  ----------------- -----------
                                           % of loan          % of loans         % of loans          % of loans          % of loans
                                            in each            in each           in each              in each              in each
                                            category           category          category             category            category
                                            to total           to total          to total             to total            to total
                                  Amount     loans     Amount   loans    Amount    loans     Amount    loans     Amount     loans
                                 -------   ---------   ------  -------   ------    -----     ------   --------   -------  --------
                                                (Dollars in thousands)
Real estate:
    Construction and land
      development .............      159        14%   $  154        12%  $   102       10%  $    86         9%  $    74         9%
    Mortgage:
      One to four family
        residential ...........      286        26       456        31       617       39       659        43       560        37
      Commercial ..............      166        14       328        15       620       16       681        15       750        18
      Equity lines of
        credit ................      150        14       187        14       135       13       108        11        87        11
Commercial, industrial
    and agricultural...........    2,712        23     2,132        19     1,227       12     1,088        11       942        11
Consumer ......................      851         7       911         8       958        8       956         8       950         9
Other .........................      228         2        72         1        77        2        72         3       155         5
Unallocated ...................      590      --         361      --         409     --         489      --         560      --
                                 -------   ---------  ------   -------    ------    -----    ------   --------   -------    --------
    Total .....................   $5,142       100%   $4,601       100%   $4,145      100%   $4,139       100%   $4,078       100%
                                 =======   =========  =======  =======   =======    =====    ======   ========   =======    ========



TABLE VI. DEPOSITS

         The average monthly volume of deposits, which is considered representative of BancShares' operations, and the average rates paid on such deposits are presented below:


                                     1999                    1998                  1997
                              ------------------     -------------------    ---------------------
                               Average  Average       Average    Average    Average       Average
                               Balance   Rates        Balance     Rates     Balance        Rates
                              --------- --------     ---------   -------    ---------     -------
                                                        (Dollars in thousands)

Non-interest bearing demand   $ 93,695       -%       $ 72,587        -%     $ 61,395          -%
Interest bearing demand ...    180,744     2.51        138,573     2.79       118,582       2.80
Savings ...................     54,519     1.81         46,444     2.45        46,008       2.48
Time deposits .............    318,608     5.01        271,068     5.34       262,000       5.43
                               -------                 -------                -------
    Total deposits ........   $647,566                $528,672               $487,985
                               =======                 =======                =======

         Maturities of time certificates of deposit of $100,000 or more at December 31, 1999 are summarized as follows (dollars in thousands):

Maturity category:
Three months or less ................   $23,397
Over three through six months .......    13,201
Over six months through twelve months    17,298
Over one year .......................    12,401
                                        -------
                                        $66,297
                                        =======

TABLE VII. RETURN ON EQUITY AND ASSETS

         The following table presents certain ratios of BancShares:

                            Year ended December 31,
                            ------------------------
                             1999     1998     1997
                            ------   ------   ------
Return on average assets..   1.01%    1.25%    1.32%
Return on average equity..  11.43    12.36    13.47
Dividend payout ratio ....  11.85    11.88    12.31
Equity to assets ratio ...   8.87    10.14     9.83

TABLE VIII. CAPITAL ADEQUACY

         The following table presents certain calculations of BancShares' capital and related ratios:

                                       December 31,
                             ---------------------------
                               1999     1998      1997
                             -------   -------   -------
                               (Dollars in thousands)
Total shareholders' equity   $69,895   $64,808   $59,117
Leverage capital .........    75,601    50,656    47,477
Tier I capital ...........    75,601    50,656    47,477
Total capital ............    83,665    58,381    51,622

Leverage capital ratio (1)      9.12%     7.65%     8.28%
Tier I capital ratio .....     12.06     10.30     12.96
Total capital ratio (2) ..     13.34     11.87     14.09

----------

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


TABLE IX. INTEREST RATE SENSITIVITY ANALYSIS

                                                                         December 31, 1999
                                     -------------------------------------------------------------------------------------------
                                            1-30      31-90          91-180    181-365        Total
                                            Days       Days           Days       Days        One-Year        Total
                                         Sensitive   Sensitive     Sensitive   Sensitive    Sensitive     Nonsensitive   Total
                                         ---------  ----------    -----------  ----------   -----------   ------------- ---------
                                                                      (Dollars in thousands)

Assets:
Loans .................................  $ 226,991   $  25,221    $  13,098    $  26,197     $ 291,507     $ 259,641   $ 551,148
Investment securities .................       --        30,000         --          2,000        32,000       110,756     142,756
Federal funds sold ....................     22,600        --           --           --          22,600          --        22,600
Other .................................       --          --           --           --            --           2,059       2,059
Interest bearing deposits in
    other banks .......................     40,748        --           --           --          40,748          --        40,748
                                         ---------  ----------    -----------  ----------   -----------   ----------    ---------
    Total interest earning
      assets ..........................  $ 290,339   $  55,221    $  13,098    $  28,197     $ 386,855     $ 372,456   $ 759,311
                                         =========  ==========    ===========  ==========   ===========   ==========   =========

Liabilities:
Savings and checking with interest ....  $    --     $    --      $    --      $    --       $    --       $ 173,180   $ 173,180
Money market savings ..................     93,369        --           --           --          93,369          --        93,369
Time deposits .........................     47,725      72,951       78,069       82,920       281,665        64,025     345,690
Short-term borrowings .................     22,973        --           --           --          22,973          --        22,973
Long-term borrowings ..................       --          --           --           --            --          23,000      23,000
                                         ---------  ----------    -----------  ----------   -----------   ----------    ---------
    Total interest bearing
      liabilities .....................  $ 164,067   $  72,951    $  78,069    $  82,920     $ 398,007     $ 260,205   $ 658,212
                                         =========  ==========    ===========  ==========   ===========   ==========    =========
Interest sensitivity gap...............  $ 126,272   $ (17,730)   $ (64,971)   $ (54,723)    $ (11,152)    $ 112,251   $ 101,099
                                         =========  ==========    ===========  ==========   ===========   ==========    =========

Cumulative interest sensitivity gap....  $ 126,272   $ 108,542   $   43,571    $ (11,152)    $ (11,152)    $ 101,099   $ 101,099
Cumulative interest sensitivity gap
    to total interest earning assets...      16.63%      14.29%        5.74%       (1.47)%       (1.47)%       13.31%      13.31%

         Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

TABLE X. SHORT-TERM BORROWINGS

                                                  1999                    1998                  1997
                                           -------------------   ---------------------   -----------------
                                            Amount      Rate       Amount       Rate      Amount     Rate
                                           --------    -------   -----------   -------   ---------  ------
                                                               (Dollars in thousands)

Federal funds purchased:
    At December 31 ......................   $  --           -%    $   --          -%       $   --       --%
    Average during year .................        45      5.28         --         --            896    5.53
    Maximum month end balance during year      --                     --                        48

Repurchase agreements:
    At December 31 ......................   $19,753      4.52%  $   11,467      3.21%      $ 7,632    4.12%
    Average during year .................    16,079      3.50        8,251      3.87         4,741    3.86
    Maximum month end balance during year    23,145                 11,467                   7,632

US Treasury tax and loan accounts:
    At December 31 ......................   $ 3,220      3.66%     $   150      4.11%      $ 3,419    5.25%
    Average during year .................     2,078      4.79        1,661      5.55         1,752    5.20
    Maximum month end balance during year     4,396                  3,591                   3,594


TABLE XI. SELECTED QUARTERLY DATA

                                                               1999                                 1998
                                              -------------------------------------- --------------------------------------
                                               Fourth   Third     Second     First    Fourth    Third     Second    First
                                              -------  --------  ---------  -------- --------  --------  --------   -------
                                                                 (Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest Income.............................  $15,586   $14,348   $13,059   $12,386   $12,420   $11,716   $11,329   $11,105
Interest Expense ...........................    6,729     6,126     5,220     5,138     5,237     4,968     4,866     4,821
                                              -------  --------  ---------  -------- --------  --------  --------   -------
Net interest income.........................    8,857     8,222     7,839     7,248     7,183     6,748     6,463     6,284
Provision for loan losses...................      300       300       300       300       300       150        90        90
                                              -------  --------  ---------  -------- --------  --------  --------   -------
Net interest income after
    provision for loan losses...............    8,557     7,922     7,539     6,948     6,883     6,598     6,373     6,194
Noninterest income..........................    1,420     1,251     1,251     1,261     1,697     1,154     1,098     1,527
Noninterest expense.........................    6,694     6,258     5,563     5,529     6,230     4,791     4,294     4,103
                                              -------  --------  ---------  -------- --------  --------  --------   -------
Net income before income taxes..............    3,283     2,915     3,227     2,680     2,350     2,961     3,177     3,618
Income taxes ...............................    1,087       962     1,358     1,061       820     1,051     1,245     1,341
                                              -------  --------  ---------  -------- --------  --------  --------   -------
Net income .................................  $ 2,196   $ 1,953   $ 1,869   $ 1,619   $ 1,530   $ 1,910   $ 1,932   $ 2,277
                                              =======  ========  =========  ======== ========  ========  ========   =======
PER SHARE OF STOCK
Net income per common share.................  $ 77.89   $ 69.28   $ 65.90   $ 56.98   $ 53.85   $ 67.23   $ 68.01   $ 80.16
Cash dividends - common ....................     8.00      8.00      8.00      8.00      8.00      8.00      8.00      8.00


YEAR 2000 ISSUE

         BancShares' year 2000 ("Y2K") plan was detailed in previous Form 10-Q filings with the Securities and Exchange Commission during 1999 as well as in BancShares' S-1 filing during June 1999. BancShares experienced no significant issues or interruptions in business as a result of the Y2K date change. No changes occurred to the Y2K plan or contingency plans as a result of the date change. BancShares expects no further activities or additional costs necessary for the Y2K issue.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in Item 7 in the text of BancShares' Management's Discussion and Analysis of Financial Condition and Results of Operations (under the caption "Liquidity, Market Risk and Interest Sensitivity") and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fidelity BancShares (N.C.), Inc.:

         We have audited the accompanying consolidated balance sheets of Fidelity BancShares (N.C.), Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity BancShares (N.C.), Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP
---------------


Raleigh, North Carolina
February 18, 2000

                     FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                         ---------------------------------
                                                                                             1999                1998
                                                                                         -------------       -------------
Assets
Cash and due from banks ...........................................................      $  31,510,348       $  31,137,382
Interest bearing deposits in other banks ..........................................         40,747,611                --
Federal funds sold ................................................................         22,600,000          87,050,000
                                                                                         -------------       -------------
       Total cash and cash equivalents ............................................         94,857,959         118,187,382
                                                                                         -------------       -------------
Investment securities:
    Held to maturity (estimated fair value of $132,844,174 in 1999 and
       $90,567,934 in 1998) .......................................................        135,006,444          90,146,476
    Available for sale (cost of $2,644,600 in 1999 and 1998) ......................          7,749,252           9,608,000
                                                                                         -------------       -------------
       Total investment securities ................................................        142,755,696          99,754,476
                                                                                         -------------       -------------
Loans .............................................................................        551,148,143         439,207,586
Allowance for loan losses .........................................................         (5,141,647)         (4,601,000)
                                                                                         -------------       -------------
       Loans, net .................................................................        546,006,496         434,606,586
                                                                                         -------------       -------------
Federal Home Loan Bank of Atlanta stock, at cost ..................................          2,059,300           1,862,402
Premises and equipment, net .......................................................         32,834,942          24,877,879
Accrued interest receivable .......................................................          4,824,267           3,651,655
Intangible assets .................................................................         13,898,119          10,395,185
Other assets ......................................................................          1,850,852             798,698
                                                                                         -------------       -------------
       Total assets ...............................................................      $ 839,087,631       $ 694,134,263
                                                                                         =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand deposits ...........................................      $ 103,774,405       $  87,883,295
    Savings and interest-bearing demand deposits ..................................        266,549,100         218,615,950
    Time deposits .................................................................        345,690,121         303,147,090
                                                                                         -------------       -------------
       Total deposits .............................................................        716,013,626         609,646,335
Short-term borrowings .............................................................         22,972,551          11,617,344
Long-term borrowings ..............................................................         23,000,000                --
Accrued interest payable ..........................................................          4,729,785           4,123,464
Other liabilities .................................................................          2,476,970           3,938,944
                                                                                         -------------       -------------
       Total liabilities ..........................................................        769,192,932         629,326,087
                                                                                         -------------       -------------

Shareholders' equity:
    Common stock ($25 par value; 29,200 shares authorized; 28,170 and 28,410 shares
       issued and outstanding in 1999 and 1998, respectively) .....................            704,250             710,250
    Surplus .......................................................................          6,198,366           6,251,174
    Accumulated other comprehensive income ........................................          3,021,971           4,186,818
    Retained earnings .............................................................         59,970,112          53,659,934
                                                                                         -------------       -------------
       Total shareholders' equity .................................................         69,894,699          64,808,176
                                                                                         -------------       -------------
       Total liabilities and shareholders' equity .................................      $ 839,087,631       $ 694,134,263
                                                                                         =============       =============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             1999             1998             1997
                                                          -----------     ------------     ------------
Interest income:
    Interest and fees on loans .....................      $45,264,188      $37,614,925      $34,116,250
    Interest and dividends on investment securities:
       Non taxable interest income .................            5,080           21,840            3,150
       Taxable interest income .....................        8,039,638        6,008,666        8,439,973
       Dividend income .............................          305,726          259,928          228,370
    Interest on federal funds sold .................        1,764,036        2,664,161          461,434
                                                           ----------       ----------       ----------
          Total interest income ....................       55,378,668       46,569,520       43,249,177
                                                           ----------       ----------       ----------
Interest expense:
    Deposits .......................................       21,484,771       19,478,840       18,692,963
    Short-term borrowings ..........................          664,136          412,516          323,548
    Long-term borrowings ...........................        1,064,389             --               --
                                                           ----------       ----------       ----------
          Total interest expense ...................       23,213,296       19,891,356       19,016,511
                                                           ----------       ----------       ----------
          Net interest income ......................       32,165,372       26,678,164       24,232,666
Provision for loan losses ..........................        1,200,000          630,000          360,000
                                                           ----------       ----------       ----------
          Net interest income after provision for
             loan losses ...........................       30,965,372       26,048,164       23,872,666
                                                           ----------       ----------       ----------
Noninterest income:
    Service charges on deposit accounts ............        2,999,046        2,557,659        2,310,203
    Other service charges and fees .................        2,091,139        1,857,945        1,565,952
    Gain on sale of mortgage servicing rights ......             --            507,456             --
    Other income ...................................           92,966          553,561           98,241
                                                           ----------       ----------       ----------
          Total noninterest income .................        5,183,151        5,476,621        3,974,396
                                                           ----------       ----------       ----------
Noninterest expenses:
    Salaries and employee benefits .................       12,556,789        9,471,641        8,232,811
    Occupancy and equipment ........................        4,405,599        3,699,708        3,164,555
    Data processing ................................        1,924,771        1,420,359        1,213,034
    Amortization of intangibles ....................          924,312          598,709          588,683
    Other expense ..................................        4,232,231        4,227,997        2,678,520
                                                           ----------       ----------       ----------
          Total noninterest expense ................       24,043,702       19,418,414       15,877,603
                                                           ----------       ----------       ----------
          Net income before income taxes ...........       12,104,821       12,106,371       11,969,459
Income tax expense .................................        4,468,172        4,457,000        4,581,823
                                                           ----------       ----------       ----------
          Net income ...............................      $ 7,636,649      $ 7,649,371      $ 7,387,636
                                                          ===========      ===========      ===========

Per share information:
    Net income .....................................      $    270.05      $    269.25      $    260.04
    Cash dividends declared ........................      $     32.00      $     32.00      $     32.00
    Weighted average shares outstanding ............           28,279           28,410           28,410

      See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                        ACCUMULATED
                                          COMMON STOCK                     OTHER                                     TOTAL
                                        ----------------               COMPREHENSIVE  RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                         SHARES   AMOUNT     SURPLUS      INCOME      EARNINGS       INCOME          EQUITY
                                        -------- --------  -----------  -----------  -----------   -----------    -----------

Balance December 31, 1996 .............  28,410  $710,250  $6,251,174   $ 3,839,402   $40,441,167                  $ 51,241,993

    Net income for 1997 ...............    --        --          --            --       7,387,636   $ 7,387,636      7,387,636
    Cash dividends ($32.00
       per share) .....................    --        --          --            --        (909,120)         --         (909,120)
    Unrealized gain on securities
       available for sale, net of
       deferred taxes of $1,152,886 ...    --        --          --       1,396,594          --       1,396,594      1,396,594
                                         ------  --------  ----------   -----------   -----------   -----------   ------------
    Comprehensive income ..............                                                             $ 8,784,230
                                                                                                    ===========

Balance December 31, 1997 .............  28,410   710,250   6,251,174     5,235,996    46,919,683                   59,117,103
                                         ------  --------  ----------   -----------   -----------                 ------------

    Net income for 1998 ...............    --        --          --            --       7,649,371   $ 7,649,371      7,649,371
    Cash dividends ($32.00 per share) .    --        --          --            --        (909,120)         --         (909,120)
    Unrealized loss on securities
       available for sale, net of
       deferred taxes of $695,947 .....    --        --          --      (1,049,178)         --      (1,049,178)    (1,049,178)
                                         ------  --------  ----------   -----------   -----------   -----------   ------------
    Comprehensive income ..............                                                             $ 6,600,193
                                                                                                    ===========

Balance December 31, 1998 .............  28,410   710,250   6,251,174     4,186,818    53,659,934                   64,808,176
                                         ------  --------  ----------   -----------   -----------                 ------------

    Net income for 1999 ...............    --        --          --            --       7,636,649   $ 7,636,649      7,636,649
    Cash dividends ($32.00 per share) .    --        --          --            --        (905,280)         --         (905,280)
    Purchase and retirement of
       common stock ...................    (240)   (6,000)    (52,808)         --        (421,191)         --         (479,999)
    Unrealized loss on securities
       available for sale, net of
       deferred taxes of $693,901 .....    --        --          --      (1,164,847)         --      (1,164,847)    (1,164,847)
                                         ------  --------  ----------   -----------   -----------   -----------   ------------
    Comprehensive income ..............                                                             $ 6,471,802
                                                                                                    ===========

Balance December 31, 1999 .............  28,170  $704,250  $6,198,366   $ 3,021,971   $59,970,112                 $ 69,894,699
                                         ======  ========  ==========   ===========   ===========                 ============

          See accompanying notes to consolidated financial statements.

             FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                       1999             1998             1997
                                                                                   -------------    -------------    -------------
Cash flows from operating activities:
    Net income ..................................................................  $   7,636,649    $   7,649,371    $   7,387,636
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization ............................................      3,216,484        2,560,884        2,192,046
       Amortization (accretion) on investment securities ........................        132,266           23,475          (16,999)
       Loss (gain) on disposition of premises and equipment .....................          1,637           97,994           (4,569)
       Provision for loan losses ................................................      1,200,000          630,000          360,000
       Origination of loans held for sale .......................................    (12,818,050)     (18,860,150)      (6,811,425)
       Proceeds from sales of loans held for sale ...............................     12,860,521       18,920,919        6,845,794
       Gain on sales of loans held for sale .....................................        (42,471)         (60,769)         (34,369)
       Deferred income taxes ....................................................       (581,537)        (523,835)        (163,177)
       Decrease (increase) in accrued interest receivable .......................     (1,172,612)         417,389         (321,228)
       Decrease (increase) in other assets, net .................................     (1,052,154)         516,341          258,732
       Increase (decrease) in other liabilities, net ............................       (186,536)         399,183          126,118
       Increase in accrued interest payable .....................................        606,321          820,017          167,167
                                                                                    ------------      -----------      -----------
          Net cash provided by operating activities .............................      9,800,518       12,590,819        9,985,726
                                                                                    ------------      -----------      -----------
Cash flows from investing activities:
    Purchase of securities held to maturity .....................................   (104,996,900)     (75,256,467)     (46,854,606)
    Return of capital on securities available for sale ..........................           --            456,000             --
    Proceeds from maturities and issuer calls of securities held to maturity.....     60,004,666      117,217,555       43,551,896
    Purchase of FHLB of Atlanta stock ...........................................       (196,898)         (59,102)        (149,400)
    Net increase in loans .......................................................    (84,841,466)     (47,437,432)     (23,724,169)
    Purchases of premises and equipment .........................................     (9,171,037)      (4,077,361)      (3,840,387)
    Proceeds from sales of premises and equipment ...............................          2,000           18,671          975,581
    Net cash received on purchases of branches ..................................     66,305,756       35,375,611             --
                                                                                    ------------      -----------      -----------
          Net cash provided (used) in investing activities ......................    (72,893,879)      26,237,475      (30,041,085)
                                                                                    ------------      -----------      -----------
Cash flows from financing activities:
    Net increase in deposits ....................................................      6,794,010       29,276,749       26,097,049
    Net increase in short-term borrowings .......................................     11,355,207          566,029        5,076,673
    Net increase in long-term borrowings ........................................     23,000,000             --               --
    Cash dividends paid .........................................................       (905,280)        (909,120)        (909,120)
    Purchase and retirement of common stock .....................................       (479,999)            --               --
                                                                                    ------------      -----------      -----------
          Net cash provided by financing activities .............................     39,763,938       28,933,658       30,264,602
                                                                                    ------------      -----------      -----------
          Net increase (decrease) in cash and cash equivalents...................    (23,329,423)      67,761,952       10,209,243
Cash and cash equivalents at beginning of year ..................................    118,187,382       50,425,430       40,216,187
                                                                                    ------------      -----------      -----------
Cash and cash equivalents at end of year ........................................  $  94,857,959    $ 118,187,382    $  50,425,430
                                                                                   =============    =============    =============
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ....................................  $  22,606,975    $  19,071,339    $  18,849,344
                                                                                   =============    =============    =============
    Cash paid during the period for income taxes ................................  $   4,524,559    $   4,959,400    $   4,437,300
                                                                                   =============    =============    =============
Supplemental disclosure of noncash financing and investing activities:
    Unrealized gains (losses) on available-for-sale securities, net of deferred tax effects of $693,901, $695,947 and $1,152,886,
       respectively .............................................................  $  (1,164,847)   $  (1,049,178)   $   1,396,594
                                                                                   =============    =============    =============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         (a) NATURE OF OPERATIONS

         Fidelity BancShares (N.C.), Inc. (the "Company") is a bank holding company incorporated under the General Corporation Law of the State of Delaware. The principal activity of the Company is ownership of The Fidelity Bank (the "Bank"), which operates fifty-nine offices primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029.

         The Bank's primary source of revenue is derived from interest income on loans to customers and from its investment securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

         (b) CONSOLIDATION

         The accompanying consolidated financial statements of the Company include the accounts of the Bank and the Trust, the Company's wholly-owned subsidiaries. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. Fidelity Properties, Inc. was incorporated on November 2, 1995 under the laws of the State of North Carolina. There have been no transactions by Fidelity Properties, Inc. other than the initial capitalization of 100,000 shares of no par value common stock. TFB Financial Services, Inc., provides depositors alternative non-deposit investment products. All significant intercompany transactions have been eliminated in consolidation.

         (c) BASIS OF FINANCIAL STATEMENT PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (d) CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         (e) INVESTMENT SECURITIES

         The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either securities held to maturity or trading securities are classified as available for sale and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The classification of securities is determined by management at the date of purchase.

         Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method. Gains and losses on sales of securities, computed based on specific identification of the amortized cost of each security, are included in other income at the time of the sale.

         (f) LOANS

         Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is recorded as earned on an accrual basis.

         Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

         While a loan (including an impaired loan) is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectibility of the recorded loan balance is not in doubt, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

         (g) ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The Company provides for loan losses on the allowance method. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating probable losses inherent in the loan portfolio. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions.

         Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Allowances for loan losses related to loans that are identified as impaired are based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as credit card, residential mortgage and consumer installment loans) are excluded from this impairment evaluation and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy discussed above.

         (h) ASSETS ACQUIRED IN SETTLEMENT OF LOANS

         Assets acquired in settlement of loans consist of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Assets acquired in settlement of loans are recorded initially at the lower of the loan balance plus unpaid accrued interest or estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings, if the estimated fair value of the property, less estimated selling costs, declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.

         (i) MEMBERSHIP/INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

         The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). Membership provides the Company with the ability to draw $40 million of advances from the FHLB, subject to a signed blanket collateral agreement. No advances were drawn by the Company in 1999 or 1998.

         As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 1999 and 1998, the Company owned 20,593 and 18,624 shares of the FHLB's $100 par value capital stock, respectively. No ready market exists for such stock, which is carried at cost.

         (j) PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method based on the estimated useful lives of assets. Useful lives range from 10 to 31.5 years for premises and from 5 to 10 years for equipment and fixtures. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are included in income.

         (k) INTANGIBLE ASSETS

         Intangible assets are composed primarily of goodwill and core deposit premiums. Amortization of goodwill and core deposit premiums is computed using the straight-line method based on the estimated useful lives of the assets (current useful lives range from 8 - 15 years). The lives of the assets are estimated by management at the time the assets are acquired using information available at that time and are subject to re-evaluation as new information becomes available.

         (l) INCOME TAXES

         Income tax expense is based on consolidated net income and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting. The Company uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are recovered or settled. The Bank and its subsidiaries are included in the consolidated federal return filed by the Company. Each subsidiary pays its allocation of federal income taxes or receives a payment to the extent that tax benefits are realized. The Company and its subsidiaries each file separate state income tax returns.

         (m) NET INCOME PER SHARE

         Net income per share is computed based on the weighted average number of common shares outstanding during the year. The Company adopted SFAS No. 128, "Earnings Per Share," in 1997, which requires net income per share to be calculated on both a basic and diluted basis. Because the Company has no potentially dilutive securities, the adoption of SFAS No. 128 has had no impact on the Company's consolidated financial statements.

         (n) COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. The Company adopted this statement in the first quarter of fiscal 1998. Comparative financial statements for earlier periods have been presented to reflect application of this statement. The Company's only component of accumulated other comprehensive income is unrealized gain/loss on securities available for sale.

         (o) SEGMENT REPORTING

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. Adoption of this pronouncement by the Company in 1998 had no effect on the Company's consolidated financial statements as the Company has no operating segments as defined by SFAS No. 131.

         (p) DISCLOSURES ABOUT PENSIONS

         In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. Adoption of SFAS No. 132 by the Company did not result in changes to any measurement or recognition provisions, but has resulted in altered disclosures relating to pension obligations.

         (q) RECLASSIFICATIONS AND RESTATEMENT

         Certain amounts in the 1998 and 1997 consolidated financial statements of the Company have been reclassified to conform with the 1999 presentation.


(2) AQUISITION OF BRANCHES

         On August 22, 1999, the Company purchased seven branches from First-Citizens Bank & Trust Company, a related party (see note 15). Assets and deposits acquired were $29,120,000 and $99,573,000, respectively. An intangible asset of approximately $4,147,000 resulted from this purchase.

         On October 23, 1998 the Company purchased five branches from First-Citizens Bank & Trust Company, a related party (see note 15). Loans and deposits acquired were approximately $33,694,000 and $75,093,000, respectively. An intangible asset of approximately $4,090,000 resulted from this purchase.


(3) INVESTMENT SECURITIES

         The amortized cost and estimated fair values of investment securities at December 31, 1999 and 1998 are as follows:

                                                                                                      1999
                                                                             -------------------------------------------------------
                                                                                              GROSS         GROSS          ESTIMATED
                                                                              AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                                                 COST          GAINS        LOSSES          VALUE
                                                                             ------------   -----------   -----------   ------------
Available for sale:
    Marketable equity securities .........................................   $  2,644,600   $ 5,104,652   $      --     $  7,749,252
                                                                             ============   ===========   ===========   ============

Held to maturity:
    U.S. Agency ..........................................................   $ 78,042,300   $     1,038   $(1,833,538)  $ 76,209,800
    U.S. Treasury ........................................................     54,964,144         9,375      (339,145)    54,634,374
    Obligations of state and political
      political subdivisions .............................................      2,000,000          --            --        2,000,000
                                                                             ------------   -----------   -----------   ------------
                                                                             $135,006,444   $    10,413   $(2,172,683)  $132,844,174
                                                                             ============   ===========   ===========   ============


                                                                                                        1998
                                                                             -------------------------------------------------------
                                                                                               GROSS         GROSS       ESTIMATED
                                                                               AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                                                                 COST          GAINS         LOSSES        VALUE
                                                                             ------------   -----------   -----------   ------------
Available for sale:
    Marketable equity securities .........................................   $  2,644,600   $ 6,963,400   $      --     $  9,608,000
                                                                             ============   ===========   ===========   ============

Held to maturity:
    U.S. Agency ..........................................................   $     14,052   $     2,319   $      --     $     16,371
    U.S. Treasury ........................................................     90,132,424       419,139          --       90,551,563
                                                                             ------------   -----------   -----------   ------------
                                                                             $ 90,146,476   $   421,458   $      --     $ 90,567,934
                                                                             ============   ===========   ===========   ============

         The amortized cost and estimated fair value of debt securities at December 31, 1999 by contractual maturities are as follows:

                                                                      ESTIMATED
                                                          COST       FAIR VALUE
                                                     -------------  ------------
Due in one year or less:
    U.S. Treasury .................................   $ 30,000,000  $ 30,009,375
    Obligations of state and political subdivisions 2,000,000 2,000,000 Due after one year through five years:
    U.S. Treasury .................................     24,964,145    24,625,000
    U.S. Agency ...................................     78,032,912    76,199,374
Due after ten years:
    U.S. Agency ...................................          9,387        10,425
                                                     -------------  ------------
                                                      $135,006,444  $132,844,174
                                                     =============  ============

         There were no sales of investment securities during 1999, 1998 or 1997.

         Investment securities with an amortized cost of approximately $120,950,000 and $35,850,000 were pledged to secure public deposits at December 31, 1999 and 1998, respectively.


(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

         Major classifications of loans as of December 31, 1999 and 1998 are summarized as follows:


                                       1999             1998
                                 --------------   --------------
Loans secured by real estate:
    Construction ..............   $  79,576,126    $  51,498,973
    Single-family residential .     216,951,839      196,886,357
    Farmland ..................       5,502,464        4,982,701
    Commercial ................      74,320,018       65,338,524
Commercial ....................     124,858,443       79,723,684
Consumer ......................      37,674,743       33,848,515
Agricultural ..................       3,956,957        4,523,374
Other .........................       8,307,553        2,405,458
                                 --------------   --------------
    Total .....................     551,148,143      439,207,586
      Allowance for loan losses      (5,141,647)      (4,601,000)
                                 --------------   --------------
    Net Loans .................   $ 546,006,496    $ 434,606,586
                                 ==============  ===============

         There were no loans designated as held for sale at December 31, 1999 and 1998.

         The Company offers loans to its officers, directors, and employees for the financing of their personal residences and for other personal purposes. These loans are made in the ordinary course of business and are made on substantially the same terms prevailing at the time as comparable transactions with other persons. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

         The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the year ended December 31, 1999:

                                   1999           1998
                              -------------  ------------
Balance at beginning of year   $   494,383    $   862,784
New loans ..................     5,504,778           --
Principal repayments .......      (494,383)      (368,401)
                              -------------  ------------
Balance at end of year .....   $ 5,504,778    $   494,383
                              =============  ============

         A summary of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                   1999           1998           1997
                                               -----------    -----------    -----------
Balance at beginning of year ...............   $ 4,601,000    $ 4,144,752    $ 4,138,816
Provision for loan losses ..................     1,200,000        630,000        360,000
Charge-offs ................................    (1,633,754)    (1,540,681)      (848,275)
Recoveries .................................       694,401      1,366,929        494,211
Allowance for loan losses on purchased loans       280,000           --             --
                                               -----------    -----------    -----------
Balance at end of year .....................   $ 5,141,647    $ 4,601,000    $ 4,144,752
                                               ===========    ===========    ===========


         At December 31, 1999 and 1998, the Company had no nonaccrual loans and no accruing loans ninety days or more past due. In addition, at and during the years ended December 31, 1999 and 1998, the Company had no impaired loans. As of December 31, 1999 and 1998, the balance of other real estate acquired through foreclosure was $117,000 and $111,000, respectively.

         At December 31, 1997 the Company was servicing loans for others amounting to $47,936,000. Servicing loans for others generally consisted of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income was recorded on the accrual basis and included service fees from investors and certain charges collected from borrowers, such as late fees.

         During January 1998, the Company sold rights to service $51 million in mortgage loans to Southern Bank and Trust Company ("SBT"), Mount Olive, North Carolina, for $522,000 (including accrued interest), resulting in a gain of $507,456. The two significant shareholders of the Company also are significant shareholders of Southern BancShares (N.C.), Inc., the parent holding company for SBT (see note 15). The Company no longer services loans for others.


(5) PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1999 and 1998 are as follows:


                                     1999           1998
                                -------------  -------------
Land ........................   $ 10,202,696    $  7,393,822
Building and improvements ...     25,511,153      19,665,711
Furniture and equipment .....      8,380,341       6,866,054
                                -------------  -------------
                                  44,094,190      33,925,587
Less accumulated depreciation    (11,259,248)     (9,047,708)
                                -------------  -------------
Premises and equipment, net .   $ 32,834,942    $ 24,877,879
                                =============  =============

(6) DEPOSITS

         At December 31, 1999 and 1998, time deposits of $100,000 or more amounted to approximately $66,297,000 and $58,693,000, respectively. For the years ended December 31, 1999, 1998 and 1997, interest expense on time deposits of $100,000 or more amounted to approximately $3,401,000, $2,750,000 and $2,596,000, respectively.

         Time deposit accounts as of December 31, 1999, mature in the following years and approximate amounts: 2000 - $281,665,000; 2001 - $37,733,000; 2002 -
$17,036,000; and thereafter - $9,256,000.

(7) SHORT-TERM BORROWINGS

         Short-term borrowings at December 31, 1999 and 1998 consist of the following:

                                                     1999          1998
                                                 -----------   -----------
Securities sold under agreements to repurchase   $19,753,000   $11,467,000
Treasury tax and loan deposits - note option .     3,219,551       150,344
                                                 -----------   -----------
                                                 $22,972,551   $11,617,344
                                                 ===========   ===========

         Information concerning securities sold under agreements to repurchase is summarized as follows:

                                            1999           1998
                                        -----------    ------------
Average rate during year ............          3.50%          3.87%
Average balance during year .........   $16,079,058    $ 8,250,667
Maximum month-end balance during year    23,145,000     11,467,000

         These borrowings have maturities of less than 90 days. Securities sold under agreements to repurchase represent transactions whereby the Bank sells investment securities to certain of its commercial customers on an overnight basis and repurchases such securities the next day. At December 31, 1999, $27,995,000 of investment securities was pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

(8) LONG-TERM BORROWINGS

         The $23.0 million long-term obligations at December 31, 1999 are Capital Trust Securities of the Trust which were issued during 1999. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Securities.


(9) INCOME TAXES

         The components of income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                      1999          1998            1997
                  -----------   ------------    -----------
Current:
      Federal..   $ 4,531,557    $ 4,440,197    $ 4,399,708
      State....       518,152        540,638        345,292
                  -----------   ------------    -----------
                    5,049,709      4,980,835      4,745,000
                  -----------   ------------    -----------
Deferred:
      Federal..      (489,703)      (442,637)      (139,382)
      State....       (91,834)       (81,198)       (23,795)
                  -----------   ------------    -----------
                     (581,537)      (523,835)      (163,177)
                  -----------   ------------    -----------
                  $ 4,468,172    $ 4,457,000    $ 4,581,823
                  ===========   ============    ===========

         The reconciliation of expected income tax expense at the statutory federal rate with income tax expense for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                1999          1998           1997
                                            -----------    -----------   ------------
Expected income tax expense at statutory
      rate (35%) ........................   $ 4,236,687    $ 4,237,230    $ 4,189,311
Increase (decrease) in income tax expense
      resulting from:
      State taxes, net ..................       277,107        298,636        208,973
      Tax exempt income .................        (1,494)        (6,320)       (25,389)
      Other, net ........................       (44,128)       (72,546)       208,928
                                            -----------    -----------   ------------
                                            $ 4,468,172    $ 4,457,000    $ 4,581,823
                                            ===========    ===========   ============

         The deferred tax components at December 31, 1999 and 1998 are as follows:

                                                           1999            1998
                                                        -----------    -----------
Deferred tax assets:
    Allowance for loan losses .......................   $ 1,944,267    $ 1,616,629
    Amortization of intangibles .....................          --           93,773
    Deferred compensation ...........................       367,683        211,606
    Depreciation ....................................       360,948        157,341
    Pension costs ...................................        85,880          8,929
    Other ...........................................        74,449        132,622
                                                        -----------    -----------
      Total gross deferred tax assets ...............     2,833,227      2,220,900
                                                        -----------    -----------

Deferred tax liabilities:
    Premises and equipment ..........................      (196,154)      (196,960)
    Bond accretion ..................................       (38,810)       (32,698)
    Pension costs ...................................       (25,484)          --
    Unrealized gains on available for sale securities    (2,082,681)    (2,776,582)
                                                        -----------    -----------
      Total gross deferred tax liabilities ..........    (2,343,129)    (3,006,240)
                                                        -----------    -----------
      Net deferred tax asset (liability) ............   $   490,098    $  (785,340)
                                                        ===========    ===========

         No valuation allowance for deferred tax assets was required at December 31, 1999 or 1998 as management has determined that it is more likely than not that the net deferred tax asset can be realized.

 (10) EMPLOYEE BENEFIT PLANS

         CAPITAL ACCUMULATION PLAN

         The Company has a profit sharing 401(k) plan (the "Plan") for all full time employees with at least one year of service, which covers substantially all employees. Under the Plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code, not to exceed 16% of the participant's compensation. The Company matches 100% of such contributions for the first three percent of the participant's contributions and 50% of the next three percent. Further, the Company may make additional contributions on a discretionary basis. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions are 100% vested after five years of service. The Company incurred $282,848, $245,166 and $227,427 of expense related to the Plan for the years ended December 31, 1999, 1998 and 1997, respectively. The majority of the Plan's assets are invested with a related party who serves as trustee. See note 15 for additional information.

         PENSION PLAN

         The Company has a noncontributory, defined benefit pension plan ("Retirement Plan") which covers substantially all full-time employees. The Company's funding policy is based on actuarially calculated amounts to fund normal pension cost and any unfunded accrued liability. The Retirement Plan utilizes the projected unit credit actuarial cost method.

         The following table reconciles the beginning and ending balance of the Retirement Plan's benefit obligation, as computed by the Company's independent actuarial consultants as of December 31, 1999, 1998 and 1997:

                                                        1999           1998            1997
                                                     -----------    -----------    -----------
Net benefit obligation at beginning of year ......   $ 6,655,456    $ 5,338,120    $ 4,587,062
Service cost .....................................       264,659        221,431        167,609
Interest cost ....................................       459,402        423,837        343,859
Actuarial loss (gain) ............................      (642,010)       844,420        367,027
Gross benefits paid ..............................      (218,229)      (172,352)      (127,437)
                                                     -----------    -----------    -----------
Net benefit obligation at end of year ............   $ 6,519,278    $ 6,655,456    $ 5,338,120
                                                     ===========    ===========    ===========

         The following table reconciles the beginning of the Retirement Plan's plan assets as of December 31, 1999, 1998 and 1997:


                                                        1999           1998           1997
                                                     -----------    -----------    -----------
Fair value of plan assets at beginning of year ...   $ 8,415,415    $ 7,296,169    $ 6,178,798
Actual return on plan assets .....................       521,361      1,291,598      1,244,808
Benefits paid ....................................      (218,229)      (172,352)      (127,437)
                                                     -----------    -----------    -----------
Fair value of plan assets at end of year .........   $ 8,718,547    $ 8,415,415    $ 7,296,169
                                                     ===========    ===========    ===========

         The following table presents information regarding the funded status of the Retirement Plan as of December 31, 1999 and 1998:

                                                             1999            1998
                                                          -----------    -----------
Funded status at the end of year ......................   $ 2,199,269    $ 1,759,959
Unrecognized net actuarial gain .......................    (2,158,294)    (1,478,712)
Unrecognized prior service cost .......................        57,468         67,028
Unrecognized transition obligation ....................      (147,145)      (202,318)
                                                          -----------    -----------
Net asset (liability) recognized at end of year .......   $   (48,702)   $   145,957
                                                          ===========    ===========

         The following table presents the components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997:


                                        1999         1998         1997
                                      ---------    ---------    ---------
Service cost ......................   $ 264,659    $ 221,431    $ 167,609
Interest cost .....................     459,402      423,837      343,859
Expected return on assets .........    (495,008)    (441,093)    (404,021)
Amortization of:
      Transition obligation .......     (55,173)     (55,173)     (55,173)
      Prior service cost ..........       9,560        9,560        9,560
      Actuarial loss ..............      11,219       14,754         --
                                      ---------    ---------    ---------
Net periodic benefit cost .........   $ 194,659    $ 173,316    $  61,834
                                      =========    =========    =========

         Actuarial assumptions used to determine the Retirement Plan's funded status were as follows:

                                                        1999    1998    1997
                                                        -----   -----   -----
Discount rate ....................................      7.50%   6.75%   7.25%
Rate of increase in compensation levels ..........      4.75%   4.50%   4.50%
Expected long-term rate of return on assets ......      8.50%   8.00%   8.25%

         The Retirement Plan's investment portfolio consists of approximately 51% equity securities, and 49% fixed income and other investments at December 31, 1999. The majority of the Retirement Plan's assets are invested with a related party who serves as trustee. See note 15 for additional information.

         EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NON-COMPETITION AND CONSULTATION AGREEMENTS

         The Company has in place Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements (the "Agreements") covering two of its executive officers. The Agreements provide for certain benefits to be paid to the executive officers upon either their retirement (as defined in the Agreements) or their death. The Company's accrual (included in other liabilities) for these future benefits was approximately $930,000 and $533,000 at December 31, 1999 and 1998, respectively.


(11) REGULATORY RESTRICTIONS

         The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the State of North Carolina Office of the Commissioner of Banks.

         Subject to applicable law, the Boards of Directors of the Company and the Bank may each provide for the payment of dividends. Future declarations of cash dividends, if any, by the Company may depend upon dividend payments by the Bank to the Company. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure the financial soundness of the bank.

         Under regulations of the Federal Reserve, banking affiliates are required to maintain certain average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 1999 and 1998 the Bank was required to maintain such balances at $12,896,000 and $9,314,000, respectively.

         The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the Company and the Bank were considered to be "well capitalized" under FDIC standards. To be categorized as well capitalized the Company and the Bank must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the category of the Company or the Bank.

         The actual capital amounts and ratios for the Company are presented in the table below (dollars in thousands):

                                                                                 FOR           TO BE WELL
                                                                               CAPITAL     CAPITALIZED UNDER
                                                                               ADEQUACY    PROMPT CORRECTIVE
AS OF DECEMBER 31, 1999:                                AMOUNT      RATIO      PURPOSES    ACTION PROVISIONS
------------------------                                ------      -----     ---------    -----------------
Total Capital (to Risk  Weighted Assets).........       $83,665      13.34%   >/=8.00%          >/=10.00%
Tier 1 Capital (to Risk Weighted Assets).........        75,601      12.06%   >/=4.00%          >/= 6.00
Tier 1 Capital (to Average Assets) ..............        75,601       9.12%   >/=4.00%          >/= 5.00

AS OF DECEMBER 31, 1998:
------------------------
Total Capital (to Risk  Weighted Assets).........       $58,381      11.87%   >/=8.00%          >/=10.00%
Tier 1 Capital (to Risk Weighted Assets).........        50,656      10.30%   >/=4.00%          >/= 6.00
Tier 1 Capital (to Average Assets) ..............        50,656       7.65%   >/=4.00%          >/= 5.00

         The actual capital amounts and ratios for the Bank are presented in the table below (dollars in thousands):


                                                                                 FOR           TO BE WELL
                                                                               CAPITAL     CAPITALIZED UNDER
                                                                               ADEQUACY    PROMPT CORRECTIVE
AS OF DECEMBER 31, 1999:                                AMOUNT      RATIO      PURPOSES    ACTION PROVISIONS
------------------------                                ------      -----     ---------    -----------------
Total Capital (to Risk  Weighted Assets) .........     $76,386      13.17%      >/=8.00%          >/=10.00%
Tier 1 Capital (to Risk Weighted Assets) .........      71,244      12.28%      >/=4.00%          >/= 6.00
Tier 1 Capital (to Average Assets) ...............      71,244       8.67%      >/=4.00%          >/= 5.00

AS OF DECEMBER 31, 1998:
Total Capital (to Risk  Weighted Assets) .........     $52,142      10.59%      >/=8.00%          >/=10.00%
Tier 1 Capital (to Risk Weighted Assets) .........      47,541       9.65%      >/=4.00%          >/= 6.00
Tier 1 Capital (to Average Assets) ...............      47,541       7.93%      >/=4.00%          >/= 5.00

(12) COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying consolidated financial statements.

         The Company's risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit or standby letter of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies on the borrower in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         As of December 31, 1999 and 1998, outstanding financial instruments whose contract amounts represent credit risk were as follows:


                                                                1999                1998
                                                             ------------       ------------
Outstanding commitments to lend, unfunded loans
     and lines of credit............................         $196,480,149        $167,918,107
                                                             ============        ============
Standby and commercial letters of credit............         $  2,887,793        $  3,649,816
                                                             ============        ============

         The Company's lending is concentrated primarily in central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Company's customers through multiple lending transactions; however, there is no concentration to any single customer or industry.


(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     CASH AND DUE FROM BANKS, INTEREST BEARING DEPOSITS IN OTHER BANKS, AND FEDERAL FUNDS SOLD

         The carrying amounts of cash and due from banks, interest bearing deposits in other banks, and federal funds sold are equal to the fair value due to the liquid nature of these financial instruments.

     INVESTMENT SECURITIES AND FEDERAL HOME LOAN BANK OF ATLANTA STOCK

         Fair values of investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investment securities.

     LOANS RECEIVABLE

         Fair values have been estimated by type of loan: residential real estate loans, consumer loans, commercial loans and other loans. For variable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities. The Company has assigned no fair value to off-balance sheet financial instruments since they are short term in nature and subject to immediate repricing.

     DEPOSITS

         The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year end. Fair value of certificates of deposit is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

     SHORT-TERM BORROWINGS

         The carrying amounts of short-term borrowings approximate fair values due to the fact these borrowings mature within 90 days.

     LONG-TERM BORROWINGS

         The fair value of the 1999 long-term borrowing is the market value at the last trade date in 1999.

     ACCRUED INTEREST RECEIVABLE AND PAYABLE

         The carrying amount of accrued interest approximates fair value due to its short-term nature.

         The following table presents information for financial assets and liabilities as of December 31, 1999 and 1998 (in thousands):


                                                           1999                  1998
                                                    --------------------   -------------------
                                                               ESTIMATED             ESTIMATED
                                                    CARRYING     FAIR      CARRYING    FAIR
                                                      VALUE      VALUE      VALUE      VALUE
                                                    ---------  ---------   --------   --------
Financial assets:
Cash and due from banks and interest bearing
      deposits in other banks ....................   $ 72,258   $ 72,258   $ 31,137   $ 31,137
Federal funds sold ...............................     22,600     22,600     87,050     87,050
Investment securities available for sale .........      7,749      7,749      9,608      9,608
Investment securities held to maturity ...........    135,006    132,844     90,146     90,568
Federal Home Loan Bank of Atlanta stock ..........      2,059      2,059      1,862      1,862
Accrued interest receivable ......................      4,824      4,824      3,652      3,652
Loans, net .......................................    546,006    546,198    434,607    435,143
                                                     --------   --------   --------   --------
      Total financial assets .....................   $790,502   $788,532   $658,062   $659,020
                                                     ========   ========   ========   ========

Financial liabilities:
Deposits .........................................   $716,014   $716,375   $609,646   $611,411
Short-term borrowings ............................     22,973     22,973     11,617     11,617
Long-term borrowings .............................     23,000     19,550       --         --
Accrued interest payable .........................      4,730      4,730      4,123      4,123
                                                     --------   --------   --------   --------
      Total financial liabilities ................   $766,717   $763,628   $625,386   $627,151
                                                     ========   ========   ========   ========

(14) PARENT COMPANY FINANCIAL DATA

         The Company's principal assets are its investment in the Bank and the Trust. Condensed financial statements for the parent company as of December 31, 1999 and 1998 are as follows (in thousands):


                    CONDENSED BALANCE SHEETS

                                                           1999      1998
                                                          -------   -------
Cash ..................................................   $   835   $   428
Investments ...........................................     7,749     9,608
Investment in subsidiaries ............................    85,635    57,506
Other assets ..........................................     1,470        43
                                                          -------   -------
    Total assets ......................................   $95,689   $67,585
                                                          =======   =======

Long-term borrowings ..................................   $23,711   $  --
Deferred tax liability ................................     2,083     2,777
Shareholders' equity ..................................    69,895    64,808
                                                          -------   -------
    Total liabilities and shareholders' equity ........   $95,689   $67,585
                                                          =======   =======

                         CONDENSED STATEMENTS OF INCOME

                                                         1999       1998       1997
                                                        -------    -------    -------
Dividends from bank subsidiary ......................   $   920    $   920    $ 1,971
Other dividends .....................................       153        123        100
Interest expense on long-term borrowings ............    (1,097)      --         --
Miscellaneous expenses ..............................      (109)      (296)       (26)
Income tax benefit (expense) ........................       353       --         --
                                                        -------    -------    -------
    Income before equity in undistributed earnings of
      subsidiaries ..................................       220        747      2,045
Equity in undistributed earnings of  subsidiaries ...     7,417      6,902      5,343
                                                        -------    -------    -------
    Net income ......................................   $ 7,637    $ 7,649    $ 7,388
                                                        =======    =======    =======


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 1999        1998        1997
                                                               --------    --------    --------
Cash flows from operating activities:
    Net income .............................................   $  7,637    $  7,649    $  7,388
    Equity in undistributed earnings of subsidiaries .......     (7,417)     (6,902)     (5,343)
    Dividend of investment securities from subsidiaries ....       --          --        (1,001)
    Increase in other assets ...............................     (1,428)         (7)        (28)
                                                               --------    --------    --------
      Net cash provided (used) by operating activities .....     (1,208)        740       1,016
                                                               --------    --------    --------

Cash flows from investing activities:
    Capital investment in subsidiary (Trust) ...............       (711)       --          --
    Capital investment in subsidiary (Bank) ................    (20,000)       --          --
    Return of capital on investment securities .............       --           456        --
                                                               --------    --------    --------
      Net cash provided (used) by investing activities .....    (20,711)        456        --
                                                               --------    --------    --------

Cash flows from financing activities:
    Increase in long-term borrowings .......................     23,711        --          --
    Dividends paid .........................................       (905)       (909)       (909)
    Purchase and retirement of common stock ................       (480)       --          --
                                                               --------    --------    --------
      Net cash provided (used) in financing activities .....     22,326        (909)       (909)
                                                               --------    --------    --------
      Net increase in cash and cash equivalents ............        407         287         107
Cash and cash equivalents at beginning of year .............        428         141          34
                                                               --------    --------    --------
Cash and cash equivalents at end of year ...................   $    835    $    428    $    141
                                                               ========    ========    ========

(15) RELATED PARTIES

         The Company has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who are also significant shareholders of the Company. At December 31, 1999, the first significant shareholder beneficially owned 11,155 shares, or 39.60 percent, of the Company's outstanding common stock. At the same date, the second significant shareholder beneficially owned 2,778 shares, or 9.86 percent, of the Company's outstanding common stock.

         These two significant shareholders are directors and executive officers of the Corporation and at December 31, 1999, beneficially owned 2,532,966 shares, or 28.46 percent, and 1,492,974 shares, or 16.77 percent, respectively, of the Corporation's outstanding Class A common stock, and 644,031 shares, or
37.43 percent, and 193,897 shares, or 11.27 percent, respectively, of the Corporation's outstanding Class B common stock. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("FCB").

         Data and item processing expenses, including courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms, paid by the Company to the Corporation totaled approximately $1,925,000, $1,420,000 and $1,213,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Other expenses paid by the Company to the Corporation totaled approximately $1,075,000, $627,000 and $639,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash, due from banks and federal funds sold totaled $35,777,835 and $82,602,362 at December 31, 1999 and 1998,
respectively.

         During January 1998, the Bank sold rights to service mortgage loans to Southern Bank and Trust Company. See note 4.

         During October 1998 and August 1999, the Company purchased five and seven branches, respectively, from FCB. See note 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE BANCSHARES

The following table lists BancShares' current directors.

                                   POSITION(S)
                               WITH BANCSHARES         FIRST                     BUSINESS EXPERIENCE FOR
       NAME AND AGE              AND THE BANK       ELECTED (1)                      PAST FIVE YEARS
---------------------------  ---------------------  ------------  ------------------------------------------------------
        F. Ray Allen               Director            1993       President, Uwharrie Lumber Company, Troy, NC
           (40)                                                   (hardwood lumber manufacturer)

    Wiley H. Cozart, M.D.          Director            1963       Retired Physician; former Medical Consultant,
           (77)                                                   State of North Carolina, Raleigh, NC

    Haywood A. Lane, Jr.        President and          1979       Officer and director of BancShares and the Bank
           (63)                    Director

        D. Gary McRae              Director            1999       President & CEO, McRae Industries, Inc.;
           (49)                                                   President, New South Realty

     Wallace H. Mitchell           Director            1968       Retired; Partner, Mitchell Farms; former Secretary-Treasurer
           (72)                                                   and General Manager, Mitchell Chevrolet Company,
                                                                  Fuquay-Varina, NC (automobile dealership)

     Sam C. Riddle, Jr.            Director            1979       Owner and former President, Riddle Equipment Company,
           (72)                                                   Inc., Carthage, NC (farm equipment dealer)

      Billy T. Woodard         Chief Executive         1970       Officer and director of BancShares and the Bank
           (69)                  Officer and
                                 Chairman of the
                               Board of Directors

----------
(1) Each individual currently serves as a director of both BancShares and the Bank. "First elected" indicates the year in which each nominee first became a director of BancShares or, if before Fidelity's organization in 1987, a director of the Bank.

The following table lists BancShares' current executive officers.


                                   POSITION(S)
                                  WITH BANCSHARES             FIRST                     BUSINESS EXPERIENCE FOR
       NAME AND AGE                 AND THE BANK             ELECTED                        PAST FIVE YEARS
---------------------------  ---------------------------  --------------   -----------------------------------------------
      Billy T. Woodard        Chief Executive Officer         1970         Officer and director of BancShares and the Bank
           (69)                 and Chairman of the
                               Board of Directors

    Haywood A. Lane, Jr.       President and Director         1979         Officer and director of BancShares and the Bank
           (63)

ITEM 11 - EXECUTIVE COMPENSATION

OFFICER COMPENSATION. The following table shows the cash and certain other compensation paid to or deferred by certain executive officers of BancShares for the years indicated. BancShares' executive officers also serve, and are compensated, as officers of the Bank, and they receive no salaries or other separate or additional compensation from BancShares for their services as executive officers of BancShares.

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION
                                                        ----------------------------------------------

                                                                                        OTHER ANNUAL        ALL OTHER
                NAME AND                                   SALARY           BONUS         COMPENSATION     COMPENSATION
           PRINCIPAL POSITION                YEAR            (1)             ($)             (2)               (3)
-----------------------------------------   --------    --------------    -----------   --------------    ---------------
Billy T. Woodard                             1999           $ 233,000        $    --        $ --            $ 9,973
Chairman and Chief Executive Officer         1998             220,817         50,000          --              9,194
of BancShares and the Bank                   1997             159,304         44,000          --              8,860


Haywood A. Lane, Jr.                         1999           $ 190,000        $    --        $ --            $ 9,525
President                                    1998             174,075         40,000          --              8,622
of BancShares and the Bank                   1997             125,000         30,000          --              8,521

----------

(1) Includes amounts deferred at the election of each named officer pursuant to the Bank's Section 401(k) plan.

(2) In addition to compensation paid in cash, BancShares' executive officers receive certain personal benefits from the Bank. The value of non-cash benefits received each year by each named officer did not exceed 10% of his cash compensation for that year.

(3) For 1999, consists of the Bank's contribution to the Section 401(k) plan for the account of each named officer ($7,573 for Mr. Woodard and $7,125 for Mr. Lane) and fees received for services as directors of the Bank ($2,400 for Mr. Woodard and $2,400 for Mr. Lane).


POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENTS. During 1986, the Bank entered into Post-Retirement Noncompetition and Consultation Agreements with Billy T. Woodard and Haywood A. Lane, Jr. Each Agreement, as amended on January 1, 1999, provides that upon the officer's retirement from full time employment with the Bank, he will serve as a consultant to the Bank and will receive monthly payments ($8,738 for Mr. Woodard and $7,125 for Mr. Lane) for a period of ten years. In the event of the officer's death prior to the expiration of the ten-year period, any remaining monthly payments will be paid to the officer's designated beneficiary or estate. If the officer dies prior to retirement, his designated beneficiary or estate will receive those payments for a period of ten years following his death.

PENSION PLAN. The following table shows, for various numbers of years of service and levels of compensation, the estimated benefits payable to a participant at normal retirement age under the Bank's qualified defined benefit pension plan (the "Pension Plan") based on federal tax laws in effect on January 1, 2000.

                                            YEARS OF SERVICE
                  --------------------------------------------------------------
 FINAL AVERAGE
 COMPENSATION      10 YEARS            20 YEARS          30 YEARS      40 YEARS
---------------   ------------       -------------     -----------    ----------

   $ 50,000        $ 7,101             $14,202          $ 21,303      $ 27,854
     75,000         11,726              23,452            35,178        45,541
    100,000         16,351              32,702            49,053        63,229
    125,000         20,976              41,952            62,928        80,916
    150,000         25,601              51,202            76,803        98,604
    175,000         30,226              60,452            90,678       116,291
    200,000         34,851              69,702           104,553       130,000
    225,000         36,558              73,115           109,673       130,000
    250,000         36,558              73,115           109,673       130,000



Benefits shown in the table are computed as straight life annuities beginning at age 65 and are not subject to a deduction for Social Security benefits or any other offset amounts. A participant's compensation covered by the pension plan includes base salary, bonuses, overtime pay, and earnings deferred by the participant's own contribution pursuant to the Bank's Section 401(k) plan (but excluding any special bonuses, any directors' fees, the Bank's matching contributions to the Section 401(k) plan, or any other incidental compensation). Benefits are calculated based on each participant's "final average compensation," which is defined as the participant's average earnings during the five highest consecutive earning years of the last ten complete calendar years as a participant. However, under current tax laws, $170,000 is the maximum amount of annual compensation for 2000 that can be included for purposes of calculating a participant's final average compensation, and the maximum annual benefit that may be paid to a retiring participant is $135,000. The maximum years of credited service which may be counted in calculating benefits under the Pension Plan is 40 years. The estimated years of service and the estimated final average compensation, respectively, as of December 31, 1999, for each of the executive officers named in the Summary Compensation Table above are as follows:
Billy T. Woodard -- 40 years and $156,000; and Haywood A. Lane, Jr. -- 37 years and $153,095.

COMPENSATION OF DIRECTORS. Each director of BancShares and the Bank (including directors who also are employees) currently receives a fee of $600 for attendance at each meeting of BancShares' or the Bank's Board of Directors, and members of the Executive Committee of the Board of Directors (with the exception of Billy T. Woodard and Haywood A. Lane, Jr.) receive a fee of $500 for attendance at each meeting of the Committee. Those meeting fees were increased from $400 per Board meeting and $300 per Executive Committee meeting effective during June 1999. No fees are paid to any directors for attendance at any other committee meetings.

Directors are reimbursed for expenses of travel to and from all meetings. Only one fee is paid for joint meetings of the Boards of BancShares and the Bank and for any committee meetings held on the same day as a meeting of one of the Boards.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS. As of March 20, 2000, persons known to BancShares to own beneficially or of record more than 5% of BancShares' voting securities were as follows:

                                           AMOUNT AND
      NAME AND ADDRESS                NATURE OF BENEFICIAL           PERCENTAGE
    OF BENEFICIAL OWNER                  OWNERSHIP (1)                OF CLASS
-----------------------------         ---------------------         ------------

Frank B. Holding                           11,155 (2)                     39.60%
Smithfield, North Carolina

Lewis R. Holding                            2,778 (3)                      9.86%
Lyford Cay, Bahamas

North State Trustees (4)                    7,080 (4)                     24.92%
Charlotte, North Carolina

----------

(1) Except as otherwise noted, each named individual exercises sole voting and investment power with respect to all shares.

(2) Includes 3,978 shares held by Mr. F. Holding's adult children and with respect to which shares he disclaims beneficial ownership.

(3) Includes 51 shares held by Mr. L. Holding's adult daughter and with respect to which shares he disclaims beneficial ownership.

(4) Consists of shares held by two irrevocable grantor trusts (the "1976 Trust" and the "1990 Trust") with respect to which Carmen P. Holding currently is the sole beneficiary. Ms. Holding has sole power to direct the voting, and shared power (with the six trustees) to direct the disposition, of 345 shares held by the 1976 Trust. The written agreement pertaining to the 1990 Trust provides that, in connection with their voting of shares held by the trust, the trustees will consult with the then current beneficiaries who are at least 40 years of age, but that the trustees will not be bound by the voting preference of any such beneficiary.

MANAGEMENT OWNERSHIP. The beneficial ownership of BancShares' voting securities as of March 20, 2000, by its current directors individually, and by all current directors and executive officers as a group, was as follows:


                                                AMOUNT AND
               NAME OF                      NATURE OF BENEFICIAL      PERCENTAGE
          BENEFICIAL OWNER                      OWNERSHIP (1)          OF CLASS
----------------------------------         ---------------------    ------------

F. Ray Allen                                       102(2)               0.36%
Biscoe, NC

Wiley H. Cozart, M.D.                               12                  0.04%
Fuquay-Varina, NC

Haywood A. Lane, Jr.                               140                  0.50%
Raleigh, NC

D. Gary McRae                                       10                  0.04%
Mount Gilead, NC

Wallace H. Mitchell                                100                  0.36%
Fuquay-Varina, NC

Sam C. Riddle, Jr.                                  87(3)               0.31%
Carthage, NC

Billy T. Woodard                                   733(4)               2.60%
Fuquay-Varina, NC

All directors and executive officers             1,184                  4.20%
as a group (7 persons, all of whom
are named above)

----------

(1) Except as otherwise noted, each named individual, and individuals included in the group, exercise sole voting and investment power with respect to all shares.
(2) Includes 40 shares held by Mr. Allen jointly with his spouse, and 40 shares held by a corporation of which he may be deemed to be a control person, and with respect to which shares Mr. Allen exercises shared voting and investment power.
(3) Includes 22 shares held by Mr. Riddle jointly with his spouse and with respect to which shares he exercises shared voting and investment power.
(4) Includes 318 shares held by Mr. Woodard's spouse and adult children and with respect to which shares he may be deemed to exercise shared voting and investment power.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of the directors, executive officers, principal shareholders of BancShares and the Bank, and their associates. Loans included in those transactions during 1999 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such loans did not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank is party to a contract with FCB, pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank's pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 1999 totaled approximately $3.8 million. The Bank's relationship with FCB under the agreement will continue during 2000. Frank B. Holding and Lewis R. Holding, principal shareholders of BancShares, are directors, executive officers and principal shareholders of First Citizens BancShares, Inc., the bank holding company for FCB.

The Bank's contract with FCB was negotiated at arms-length and was approved by BancShares' Board of Directors. Based on its comparison in previous years of the terms of the contract with terms available to it from other providers of the services being obtained from FCB, management of the Bank believes the terms of its contract with FCB, including prices, are no less favorable to the Bank than could be obtained from an unrelated provider.

During 1999, the Bank purchased assets (including premises and loans) totaling approximately $29.1 million, and assumed an aggregate of approximately $99.6 million in deposit liabilities, of seven branch offices of FCB located in Gibsonville, Kings Mountain, Polkville, Shelby, Stokesdale, Stoneville and Wentworth, North Carolina. In connection with that transaction, the Bank paid an aggregate deposit premium of approximately $4.1 million.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K
(a)

1. The following consolidated financial statements of Fidelity BancShares (N.C.), Inc. and subsidiaries, and Independent Auditors' Report thereon, are included in Item 8 of this Report.

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for each of the years in the three year period ended December 31, 1999
         Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1999 Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999
         Notes to Consolidated Financial Statements

2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are included in Item 8 of this Report.

3.  Exhibits
         The following exhibits are filed or incorporated herewith as part of this report on Form 10-K:

3.1 BancShares' Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

3.2 BancShares' By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.1 Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)

4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.5 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)

*10.4 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation

         Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.5    Agreement for Banking Support Services (incorporated by reference to
         Exhibit 10.5 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

21.1 List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

27.1     Financial data schedule (filed herewith)
----------

* Denotes a management contract or compensatory contract or arrangement.

(b) Reports on Form 8-K. During the fourth quarter of 1999 BancShares filed no Form 8-K Current Reports.

----------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant' has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIDELITY BANCSHARES (N.C.), INC.

DATED:  MARCH 29, 2000                     By: /s/ Billy T. Woodard
                                              ------------------------
                                                       Billy T. Woodard
                                            Chairman and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                              Title                    Date
-----------------------------  -------------------------------    -------------


/s/ Billy T. Woodard           Chairman and Chief Executive      March 27, 2000
----------------------------       Officer (principal executive
Billy T. Woodard                   officer)



/s/ Mary A. Woodard            Chief Financial Officer and       March 27, 2000
----------------------------   Treasurer (principal financial
Mary A. Woodard                    and accounting Officer)


/s/ Haywood A. Lane, Jr.       President and Director            March 24, 2000
----------------------------
Haywood A. Lane, Jr.


/s/ F. Ray Allen               Director                          March 24, 2000
----------------------------
F. Ray Allen


/s/ Wiley H. Cozart            Director                          March 28, 2000
----------------------------
Wiley H. Cozart


/s/ D. Gary McRae              Director                          March 27, 2000
----------------------------
D. Gary McRae


/s/ Wallace H. Mitchell        Director                          March 28, 2000
----------------------------
Wallace H. Mitchell


/s/ Sam C. Riddle, Jr.         Director                          March 24, 2000
----------------------------
Sam C. Riddle, Jr.

                                  EXHIBIT INDEX

3.1 BancShares' Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

3.2 BancShares' By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.1 Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)

4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.5 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)

*10.4 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.5    Agreement for Banking Support Services (incorporated by reference to
         Exhibit 10.5 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

21.1 List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

27.1     Financial data schedule (filed herewith)

----------

* Denotes a management contract or compensatory contract or arrangement.
----------