Form 10-Q
period 2000-03-31
FIDELITY BANCSHARES NC INC /DE/
filed 2000-05-12
CIK 825953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the period ended March 31, 2000
                                           --------------

                       Commission File Number: 001-15089

                       Fidelity BancShares (N.C.), Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



             Delaware                                 56-1586543
             --------                                 ----------
  (state or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)



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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days.

Yes [ X ]     No [ _ ]


                 Common Stock - $25 Par Value, - 28,170 shares
--------------------------------------------------------------------------------
         (Number of shares outstanding, by class, as of May 12, 2000)

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets at March 31, 2000, December 31, 1999, and March 31, 1999

               Consolidated Statements of Income for the three-months ended March 31, 2000 and 1999

               Consolidated Statements of Changes in Shareholders' Equity for the three-months ended March 31, 2000 and 1999

               Consolidated Statements of Cash Flows for the three-months ended March 31, 2000 and 1999 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31,          December 31,         March 31,
                                                                             ---------------     ---------------    ---------------
                                                                                 2000                1999                1999
                                                                             ---------------     ---------------    ---------------
                                                                               (unaudited)                            (unaudited)
Assets
Cash and due from  banks.................................................     $  29,302,876       $  31,510,348      $  24,128,331
Interest bearing deposits in other banks.................................         1,082,833          40,747,611                 --
Federal funds sold.......................................................        46,700,000          22,600,000         62,400,000
                                                                              -------------       -------------      -------------
           Total cash and cash equivalents...............................        77,085,709          94,857,959         86,528,331
                                                                              -------------       -------------      -------------
Investment securities:
     Held to maturity (estimated fair value of $141,993,991,
           $132,844,174, and $110,296,172, respectively).................       144,715,780         135,006,444        110,079,538
     Available for sale (cost of $2,644,602 for all periods).............         6,329,002           7,749,252          8,689,002
                                                                              -------------       -------------      -------------
           Total investment securities...................................       151,044,782         142,755,696        118,768,540
                                                                              -------------       -------------      -------------
Loans....................................................................       571,487,321         551,148,143        458,962,206
Allowance for loan losses................................................        (5,057,676)         (5,141,647)        (4,881,809)
                                                                              -------------       -------------      -------------
           Loans, net....................................................       566,429,645         546,006,496        454,080,397
                                                                              -------------       -------------      -------------
Federal Home Loan Bank of Atlanta stock, at cost.........................         2,169,700           2,059,300          2,059,300
Premises and equipment, net..............................................        34,288,661          32,834,942         26,451,978
Accrued interest receivable..............................................         4,848,319           4,824,267          2,949,172
Intangible assets........................................................        13,617,850          13,898,119         10,224,023
                                                                              -------------       -------------      -------------
Other assets.............................................................         1,364,460           1,850,852            472,048
                                                                              -------------       -------------      -------------
           Total assets..................................................     $ 850,849,126       $ 839,087,631      $ 701,533,789
                                                                              =============       =============      =============

Liabilities and Shareholders' Equity
Deposits:
     Noninterest-bearing demand deposits.................................     $ 112,246,016       $ 103,774,405      $  89,296,413
     Savings and interest-bearing demand deposits........................       260,662,386         266,549,100        220,470,416
     Time deposits.......................................................       353,989,510         345,690,121        302,477,149
                                                                              -------------       -------------      -------------
           Total deposits................................................       726,897,912         716,013,626        612,243,978
Short-term borrowings....................................................        22,003,520          22,972,551         15,981,336
Long-term borrowings.....................................................        23,000,000          23,000,000                 --
Accrued interest payable.................................................         4,785,368           4,729,785          4,323,821
Other liabilities........................................................         3,403,041           2,476,970          3,337,520
                                                                              -------------       -------------      -------------
           Total liabilities.............................................       780,089,841         769,192,932        635,886,655
                                                                              -------------       -------------      -------------
Shareholders' equity:
     Commonstock ($25 par value; 29,200 shares authorized; 28,170,
           28,170, and 28,410 shares issued and outstanding,
           respectively).................................................           704,250             704,250            710,250
     Surplus.............................................................         6,198,366           6,198,366          6,251,174
     Accumulated other comprehensive income..............................         2,120,112           3,021,971          3,634,190
     Retained earnings...................................................        61,736,557          59,970,112         55,051,520
                                                                              -------------       -------------      -------------
           Total shareholders' equity....................................        70,759,285          69,894,699         65,647,134
                                                                              -------------       -------------      -------------
           Total liabilities and shareholders' equity....................     $ 850,849,126       $ 839,087,631      $ 701,533,789
                                                                              =============       =============      =============


         See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Three months ended March 31,
                                                                                ----------------------------------
                                                                                     2000                1999
                                                                                -------------        -------------
                                                                                           (unaudited)
Interest income:
     Interest and fees on loans.........................................         $13,024,697          $10,266,963
     Interest and dividends on investment securities:
        Non taxable interest income.....................................              19,050                   --
        Taxable interest income.........................................           2,485,072            1,302,111
        Dividend income.................................................              41,082               75,223
     Interest on federal funds sold.....................................             153,843              741,385
                                                                                -------------        -------------
           Total interest income........................................          15,723,744           12,385,682
                                                                                -------------        -------------

Interest expense:
     Deposits...........................................................           6,243,657            5,028,435
     Short-term borrowings..............................................             225,725              109,448
     Long-term borrowings...............................................             488,750                   --
                                                                                -------------        -------------
           Total interest expense.......................................           6,958,132            5,137,883
                                                                                -------------        -------------
           Net interest income..........................................           8,765,612            7,247,799
Provision for loan losses...............................................             375,000              300,000
                                                                                -------------        -------------
           Net interest income after provision for
              loan losses...............................................           8,390,612            6,947,799
                                                                                -------------        -------------
Noninterest income:
     Service charges on deposit accounts................................             861,900              700,822
     Other service charges and fees.....................................             533,587              545,633
     Other income.......................................................               7,679               14,761
                                                                                -------------        -------------
           Total noninterest income.....................................           1,403,166            1,261,216
                                                                                -------------        -------------

Noninterest expenses:
     Salaries and employee benefits.....................................           3,653,760            2,917,239
     Occupancy and equipment............................................           1,137,851              913,408
     Data processing....................................................             582,201              379,950
     Amortization of intangibles........................................             280,269              206,482
     Other expense......................................................           1,018,529            1,112,070
                                                                                -------------        -------------
           Total noninterest expense....................................           6,672,610            5,529,149
                                                                                -------------        -------------
           Net income before income taxes...............................           3,121,168            2,679,866
Income tax expense......................................................           1,129,363            1,061,000
                                                                                -------------        -------------
           Net income...................................................         $ 1,991,805          $ 1,618,866
                                                                                =============        =============
Per share information:
     Net income.........................................................         $     70.71          $     56.98
     Cash dividends declared............................................         $      8.00          $      8.00
     Weighted average shares outstanding................................              28,170               28,410

         See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                   Accumulated
                                                                      other                                       Total
                                      Common Stock                comprehensive    Retained    Comprehensive  shareholders'
                                   -----------------
                                   Shares    Amount     Surplus       income       earnings       income         equity
                                   ------  ---------  ----------  -------------  -----------   -------------  -------------
Balance December 31, 1998.......   28,410  $ 710,250   6,251,174    $4,186,818   $53,659,934                   $64,808,176
                                   ------  ---------  ----------    ----------   -----------                   -----------

  Net income....................       --         --          --            --     1,618,866     $1,618,866      1,618,866
  Cash dividends
    ($8.00 per share)...........       --         --          --            --      (227,280)            --       (227,280)
  Unrealized loss on
    securities available
    for sale, net of
    deferred tax benefit
    of $366,370.................       --         --          --      (552,628)           --       (552,628)      (552,628)
                                   ------  ---------  ----------    ----------   -----------     ----------    -----------
  Comprehensive income..........                                                                 $1,066,238
                                                                                                 ==========

Balance March 31, 1999..........   28,410  $ 710,250  $6,251,174    $3,634,190   $55,051,520                   $65,647,134
                                   ======  =========  ==========    ==========   ===========                   ===========

Balance December 31, 1999.......   28,170  $ 704,250  $6,198,366    $3,021,971   $59,970,112                   $69,894,699
                                   ------  ---------  ----------    ----------   -----------                   -----------

  Net income....................       --         --          --            --     1,991,805     $1,991,805      1,991,805
  Cash dividends
    ($8.00 per share)...........       --         --          --            --      (225,360)            --       (225,360)
  Unrealized loss on
    securities available
    for sale, net of
    deferred tax benefit
    of $518,391.................       --         --          --      (901,859)           --       (901,859)      (901,859)
                                   ------  ---------  ----------    ----------   -----------     ----------    -----------
    Comprehensive income........                                                                 $1,089,946
                                                                                                 ==========

Balance March 31, 2000..........   28,170  $ 704,250  $6,198,366    $2,120,112   $61,736,557                   $70,759,285
                                   ======  =========  ==========    ==========   ===========                   ===========


         See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                             Three months ended March 31,
                                                                                          ----------------------------------
                                                                                               2000                1999
                                                                                          -------------        -------------
                                                                                                      (unaudited)
Cash flows from operating activities:
     Net income........................................................................    $  1,991,805         $  1,618,866
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization..................................................         876,854              686,501
        Amortization (accretion) on investment securities..............................         (56,398)              63,838
        Loss on disposition of premises and equipment..................................           1,040                   --
        Provision for loan losses......................................................         375,000              300,000
        Origination of loans held for sale.............................................      (1,005,650)          (4,997,150)
        Proceeds from sales of loans held for sale.....................................         878,709            5,015,045
        Gain on sales of loans held for sale...........................................          (4,309)             (17,895)
        Loss on other real estate......................................................              --               32,096
        Decrease (increase) in accrued interest receivable.............................         (24,052)             702,483
        Decrease in other assets, net..................................................         368,231              241,347
        Increase (decrease) in other liabilities, net..................................       1,444,462             (235,054)
        Increase in accrued interest payable...........................................          55,583              200,357
                                                                                           ------------         ------------
           Net cash provided by operating activities...................................       4,901,275            3,610,434
                                                                                           ------------         ------------

Cash flows from investing activities:
     Purchase of securities held to maturity...........................................     (39,653,069)         (64,996,900)
     Proceeds from maturities and issuer calls of securities held to maturity..........      30,000,131           45,000,000
     Purchase of FHLB of Atlanta stock.................................................        (110,400)            (196,898)
     Proceeds from sale of assets acquired in settlement of loans......................         118,161               53,207
     Net increase in loans.............................................................     (20,666,899)         (19,773,811)
     Purchases of premises and equipment...............................................      (2,051,344)          (2,089,438)
                                                                                           ------------         ------------
           Net cash used by investing activities.......................................     (32,363,420)         (42,003,840)
                                                                                           ------------         ------------

Cash flows from financing activities:
     Net increase in deposits..........................................................      10,884,286            2,597,643
     Net increase (decrease) in short-term borrowings..................................        (969,031)           4,363,992
     Cash dividends paid...............................................................        (225,360)            (227,280)
                                                                                           ------------        -------------
           Net cash provided by financing activities...................................       9,689,895            6,734,355
                                                                                           ------------        -------------
           Net decrease in cash and cash equivalents...................................     (17,772,250)         (31,659,051)
Cash and cash equivalents at beginning of year.........................................      94,857,959          118,187,382
                                                                                           ------------        -------------
Cash and cash equivalents at end of year...............................................    $ 77,085,709         $ 86,528,331
                                                                                           ============        =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest..........................................    $  6,902,549         $  4,937,526
                                                                                           ------------        -------------
     Cash paid during the period for income taxes......................................    $  1,438,124         $    950,159
                                                                                           ============        =============
Supplemental disclosure of noncash financing and investing activities:
     Unrealized losses on available-for-sale securities, net of deferred tax
        benefits of $518,391 and $366,370, respectively................................    $   (901,859)        $   (552,628)
                                                                                           ============        =============


          See accompanying notes to consolidated financial statements.

               Fidelity BancShares (N.C.), Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 59 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential common stock.

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                                               (Unaudited)
                                                                       Three months ended March 31,
                                                                     ---------------------------------
                                                                          2000              1999
                                                                     --------------    ---------------
Balance at beginning of year.......................................    $ 5,141,647        $ 4,601,000
     Provision for loan losses.....................................        375,000            300,000
     Loans charged off.............................................       (730,744)           (82,756)
     Loan recoveries...............................................        271,773             63,565
                                                                     --------------    ---------------
Balance at end of the period.......................................    $ 5,057,676        $ 4,881,809
                                                                     ==============    ===============

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at March 31, 2000 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.

TABLE 1.

Financial Summary

                                                            2000                                       1999
                                                        --------------  ------------------------------------------------------------
                                                        --------------  ------------   ------------   ------------   ------------
                                                            First          Fourth         Third          Second         First
                                                        --------------  ------------   ------------   ------------   ------------
                                                                           (thousands, except per share data and ratios)
Summary of Operations
Interest income.......................................   $     15,740    $   15,586     $   14,348     $   13,059     $   12,386
Interest expense......................................          6,958         6,729          6,126          5,220          5,138
                                                        -------------   -----------    -----------    -----------    -----------
Net interest income...................................          8,782         8,857          8,222          7,839          7,248
Provision for loan losses.............................            375           300            300            300            300
                                                        -------------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses...          8,407         8,557          7,922          7,539          6,948
Noninterest income....................................          1,474         1,420          1,251          1,251          1,261
Noninterest expense...................................          6,760         6,694          6,258          5,563          5,529
                                                        -------------   -----------    -----------    -----------    -----------
Net income before income taxes........................          3,121         3,283          2,915          3,227          2,680
Income taxes..........................................          1,129         1,087            962          1,358          1,061
                                                        -------------   -----------    -----------    -----------    -----------
Net income............................................   $      1,992    $    2,196     $    1,953     $    1,869     $    1,619
                                                        =============   ===========    ===========    ===========    ===========
Selected Period-End Balances
Total assets..........................................   $    850,849    $  839,088     $  832,712     $  728,432     $  701,534
Investment securities and federal funds sold..........        197,745       165,356        187,811        159,615        181,169
Loans, gross..........................................        571,487       551,148        535,869        479,322        458,962
Interest earning assets...............................        772,485       759,311        725,740        640,996        642,190
Deposits..............................................        726,898       716,014        707,128        613,031        612,244
Interest bearing liabilities..........................        659,656       658,212        650,268        558,005        538,929
Shareholders' equity..................................         70,759        69,895         68,386         66,857         65,647
Common shares outstanding.............................         28,170        28,170         28,170         28,170         28,410
                                                        -------------   -----------    -----------    -----------    -----------
Selected Average Balances
Total assets..........................................   $    834,136    $  842,477     $  777,957     $  702,869     $  687,872
Investment securities and federal funds sold..........        189,141       189,573        165,334        170,373        173,950
Loans, gross..........................................        560,914       541,311        505,844        471,186        452,637
Interest earning assets...............................        757,646       768,370        703,421        643,618        628,463
Deposits..............................................        710,665       718,199        658,450        610,187        602,032
Interest bearing liabilities..........................        656,086       660,418        604,424        539,497        532,737
Shareholders' equity..................................         70,107        68,883         67,276         66,058         64,951
Common shares outstanding.............................         28,170        28,170         28,170         28,370         28,410
                                                        -------------   -----------    -----------    -----------    -----------
Profitability Ratios
Rate of return (annualized) on:
 Total assets.........................................           0.96%         1.03%          1.00%          1.07%          0.95%
 Shareholders' equity.................................          11.43         12.65          11.52          11.35          10.11
Dividend payout ratio.................................          11.31         10.26          11.54          12.16          14.04
                                                        -------------   -----------    -----------    -----------    -----------

Liquidity and Capital Ratios (averages)
Loans to deposits.....................................          78.93%        75.37%         76.82%         77.22%         75.18%
Shareholders' equity to total assets..................           8.40          8.18           8.65           9.40           9.44
                                                        -------------   -----------    -----------    -----------    -----------
Per Share of Common Stock
Net income............................................   $      70.71    $    77.89     $    69.28     $    65.90     $    56.98
Cash dividends........................................           8.00          8.00           8.00           8.00           8.00
Book value............................................       2,511.87      2,481.17       2,427.61       2,373.36       2,310.71
                                                        -------------   -----------    -----------    -----------    -----------

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

                                           2000                             1999
                              --------------------------------  -------------------------------
                                            Interest                         Interest                Increase (decrease) due to:
                                                                                                  ---------------------------------
                                Average      Income/    Yield/    Average     Income/    Yield/                 Yield/      Total
                                Balance      Expense    Rate      Balance     Expense    Rate      Volume        Rate      Change
                              ----------    ---------  -------   ----------   ---------  -------   ---------   --------    --------
(thousands)
ASSETS
Interest earning assets:
  Loans......................  $560,914     $13,050      9.36 %  $452,637     $10,303     9.15%     $  2,492     $   255   $  2,747
  Taxable investment
   securities................   169,244       2,404      5.71      95,688       1,302     5.47         1,023          79      1,102
  Non taxable investment
   securities................     2,000          30      6.03          --          --       --            15          15         30
  Federal funds sold.........    11,149         154      5.56      69,768         741     4.27          (716)        129       (587)
  Other investments..........     8,813          41      1.87      10,370          76     2.95                       (35)       (35)
  Cash and due from banks....     5,526          81      5.90          --          --      --             40          41         81
                              ---------     -------    ------    --------     -------    -----     ---------     -------     ------
Total interest earning assets   757,646      15,760      8.37     628,463    $ 12,422     7.95 %       2,854         484      3,338
                              ---------     -------    ------    --------     -------    -----     ---------     -------     ------
Noninterest earning assets:
  Cash and due from banks....    26,661                            23,384
  Premises and equipment.....    33,768                            25,676
  Other assets...............    21,356                            15,063
  Reserve for loan losses....    (5,295)                           (4,714)
                              ---------                          --------
Total assets.................  $834,136                          $687,872
                              =========                          ========

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits............  $108,358     $   438      1.63%   $ 90,808     $   357     1.58%    $      91     $   (10)    $   81
  Savings deposits...........   145,583       1,294      3.57     125,881         860      275           155         279        434
  Time deposits..............   356,891       4,512      5.08     302,806       3,812     5.06           682          18        700
  Short-term borrowings......    22,254         226      4.08      13,242         109     3.31            81          36        117
  Long-term borrowings.......    23,000         488      8.53          --          --       --           244         244        488
                              ---------     -------    ------    --------     -------    -----     ---------     -------     ------
Total interest bearing
 liabilities.................   656,086     $ 6,958      4.27%    532,737     $ 5,138     3.88%    $   1,253     $   567     $1,820
                              ---------     -------    ------    --------     -------    -----     ---------     -------     ------
Noninterest bearing
   liabilities:
   Demand deposits...........    99,833                            82,536
   Other liabilities.........     8,110                             7,648
   Shareholders' equity......    70,107                            64,951
                              ---------                          --------
Total liabilities and equity.  $834,136                          $687,872
                              =========                          ========
Interest rate spread.........                            4.10%                            4.07%
                                                       ======                            =====
Net interest income and net
   interest margin...........               $ 8,802      4.67%                $ 7,284     4.66 %       1,601         (83)     1,518
                                            =======    ======                 =======    =====      ========     =======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares") for the period ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates 59 branches in North Carolina.

Financial Condition and Results of Operations.

         Net Income. In the first quarter of 2000, BancShares' net income increased $373,000 to $2.0 million from $1.6 million in first quarter 1999, an increase of 23.04%. The increase in net income resulted primarily from an increase in interest income driven by loan growth that was offset by increases in interest expense from deposit growth and long-term obligations as well as an increase in salaries and employee benefits. Net income for the first quarter of 2000 includes operations, not present in the first quarter of 1999, from seven branches which were acquired from First-Citizens Bank & Trust Company ("FCB") during the third quarter of 1999, as well as six de novo branches opened during the second and third quarters of 1999. Loans and deposits acquired from FCB were approximately $28.0 million and $99.6 million, respectively.

         Net income per share for the first quarter of 2000 was $70.71, an increase of $13.73 per share, or 24.10%, from $56.98 per share in 1999. Return on average assets for the first quarter of 2000 and 1999 was 0.96% and 0.95%, respectively. Return on average equity for first quarter 2000 and 1999 was 11.43% and 10.11%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 2.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first quarter of 2000, net interest income was $8.8 million as compared to $7.2 million for the same period in 1999, an increase of $1.5 million, or 20.94%. The net interest margin for first quarter 2000 and 1999 was 4.67% and 4.66%, respectively.

         Interest income for the first quarter of 2000 was $15.7 million as compared to $12.4 million in 1999, an increase of $3.3 million or 26.95%. The increase in interest income in the first quarter of 2000 over the first quarter of 1999 is primarily attributable to an increase in average loan balances outstanding from $452.6 million to $560.9 million, an increase of $108.3 million or 23.92%. Interest income from loans amounted to $13.0 million in the first quarter of 2000 as compared to $10.3 million in the first quarter 1999, an increase of $2.8 million or 26.86%. BancShares' loan growth is due to the acquisition of seven branches in the third quarter of 1999, the opening of six de novo branches during the second and third quarters of 1999, as well as growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $2.7 million and $2.1 million for the first quarter of 2000 and 1999, respectively. Average interest-earning assets for the first quarter of 2000 increased to $757.6 million, a 20.56% increase, from $628.5 million in the first quarter of 1999. The yield on interest-earnings assets for the first quarter of 2000 and 1999 was 8.37% and 7.95%, respectively. Trends in interest earning assets are shown in Table 2.

         Interest expense for the first quarter of 2000 was $7.0 million compared to $5.1 million in 1999, an increase of $1.8 million or 35.43%. The increase in interest expense in the first quarter of 2000, compared to the first quarter of 1999, is primarily attributable to increased average interest-bearing deposit balances, primarily time deposits. Average interest-bearing deposits increased $91.3 million or 17.58%, from $519.5 million in the first quarter of 1999 to $610.8 million in the first quarter of 2000. The average rate paid on interest-bearing deposits was 4.11% and 3.89% for the first quarter of 2000 and 1999, respectively. Borrowings contributed $714,000 in interest expense during the first quarter of 2000 compared to $109,000 during the first quarter of 1999, an increase of $605,000 or 552.80%. Interest expense on borrowings increased due to the FIDBANK Capital Trust I's issuance of $23.0 million in 8.50% Capital Securities during the second quarter of 1999 (see the notes to the consolidated financial statements). There were no long-term borrowings during the first quarter of 1999. Average interest-bearing liabilities for the first quarter of 2000 increased $123.3 million or 23.15%, from $532.7 million in 1999 to $656.1 million in 2000. The yield on interest-bearing liabilities for the first quarter of 2000 and 1999 was 4.27% and 3.88%, respectively. Trends in interest bearing liabilities are shown in Table 2 to the consolidated financial statements.

         Asset Quality and Provision for Possible Loan Losses. For the first quarter of 2000 and 1999, management added $375,000 and $300,000, respectively, to the allowance for loan losses as volume related provisions for loan losses. The increased provision in the first quarter of 2000 was prompted by strong loan portfolio growth from acquired branches, de novo branch openings and from within the existing branch network. During the first quarter of 2000, management charged-off loans totaling $731,000 and had recoveries of $272,000, resulting in net charge-offs of $459,000. During the same period in 1999, management charged-off $83,000 in loans and had recoveries of $64,000, resulting in net charge-offs of $19,000. Charge-offs for the first quarter of 2000 increased $648,000 due to two significant borrowing relationships in which loans were charged off. No such charge-offs were experienced during the first quarter of 1999. BancShares' ratio of annualized net loans charged off to average loans increased slightly due to the charge-offs noted above. The ratio of allowance for loan losses to loans decreased to 0.89% at March 31, 2000 from 0.93% at December 31, 1999 due to recent loan growth and an increase in charge-offs which reduced the allowance for loan losses. These charge-offs were considered normal and not necessarily indicative of future trends. The following table presents BancShares' comparative asset quality ratios:

                                                                                                   March 31,        December 31,
                                                                                                      2000              1999
                                                                                                   ----------       ------------
Ratio of annualized net loans charged off to average loans........................................    0.32%             0.19%
Allowance for loan losses to loans................................................................    0.89              0.93
Non-performing assets to total gross loans and other real estate owned............................    0.01              0.02
Non-performing assets to total assets.............................................................    0.01                --


         Management considers the allowance for loan losses, at March 31, 2000, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at March 31, 2000. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to increase the allowance based on the examiners' judgements about information available to them at the time of their examinations.

         Noninterest Income. Noninterest income increased $142,000 or 11.26% for the first quarter of 2000 over the first quarter of 1999. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first quarter of 2000 primarily due to increased deposit base from acquired branches, de novo branch openings and growth in the existing branch network. BancShares' average deposits increased $108.6 million or 18.04% to $710.7 million in the first quarter of 2000 from $602.0 million in the first quarter of 1999. Noninterest income does not include any securities gains for either quarterly period.

         Noninterest Expense. Noninterest expense increased $1.1 million or 20.68%, from $5.5 million in the first quarter of 1999 to $6.7 million in the first quarter of 2000, including increases of $737,000 in salaries and employee benefits, $224,000 in occupancy and equipment expense, $202,000 in data processing costs and $74,000 in intangibles amortization. The increases represented increases of 25.25% in salaries and employee benefits, 24.57% in occupancy and equipment expenses, 53.23% in data processing costs and 35.74% in intangibles amortization over the first quarter of 1999. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired seven branches during the third quarter of 1999, opened six de novo branches during the second and third quarters of 1999, and has seen increased activity within the existing branch network.

         Income Taxes. In the first of quarter 2000, BancShares had income tax expense of $1.1 million, an increase of $68,000 or 6.44%, from $1.1 million in the prior year period. The resulting effective income tax rates, based on the accruals for the three months ended March 31, 2000 and 1999, were 36.18% and 39.59%, respectively.

Capital Resources.

         Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

         Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at March 31, 2000 was 9.49% as compared to 9.12% at December 31, 1999.

         BancShares is also required to meet minimum requirements for risk based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2000, the Total Capital Ratio was 13.13% as compared to 13.20% at December 31, 1999.

         The following table presents capital adequacy calculations and ratios of BancShares:

                                                       March 31,           December 31,
                                                          2000               1999
                                                      ------------        -------------
                                                             (dollars in thousands)
Tier 1 capital.......................................    $ 85,070           $ 75,601
Total capital........................................      77,901             83,665
Leverage capital ratio...............................        9.49%  (1)         9.12%  (1)
Tier 1 capital ratio.................................       12.07   (1)        11.93   (1)
Total capital ratio..................................       13.13   (1)        13.20   (1)



_________________
(1) These ratios exceed the minimum required regulatory capital ratios.


         At March 31, 2000, and December 31, 1999, the Bank was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in the Bank's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, the Bank's capital ratios. Between October 1998 and August of 1999, the Bank purchased assets and assumed the deposit liabilities of twelve branch offices of FCB and established six de novo branches.

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short-term and marketable securities divided by deposits and short-term liabilities, was 30.27% at March 31, 2000, and 31.95% at December 31, 1999.

         The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2000 and 1999. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2000, and December 31, 1999, jumbo time deposits represented 10.23% and 9.26%, respectively, of total deposits.

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

         BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management seeks to manage this risk through the use of short-term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated by the portfolio.

         Management is of the opinion that as of March 31, 2000, there have been no material changes in BancShares' market risk since December 31, 1999.

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

         As of March 31, 2000, BancShares had a positive one-year cumulative gap position of 4.67% and a positive total cumulative gap position of 14.61%. At December 31, 1999, BancShares had a negative one-year cumulative gap position of 1.47% and a positive total cumulative gap position of 13.31%. The increase in the one-year cumulative gap position at March 31, 2000 is due to the repositioning of securities, which at December 31, 1999, would mature in greater than one year and at March 31, 2000, will mature in less than one year. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

Accounting and Other Matters.

         In June 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares' plans to adopt this Statement on January 1, 2001, and does not anticipate any material effect on its consolidated financial statements.

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

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of BancShares' shareholders was held on January 31, 2000. At the meeting, the shareholders elected a complete board of directors consisting of the seven individuals named below, and ratified the reappointment of KPMG LLP as BancShares' independent public accountants for 2000.

         The results of voting at the annual meeting were as follows:

         1.  Election of Directors:

                       Nominee                     Votes "For"   Votes Withheld
                  --------------------------       -----------   --------------
                  F. Ray Allen                        28,168           -

                  Wiley H. Cozart, M.D.               28,168           -

                  Haywood A. Lane, Jr.                28,168           -

                  D. Gary McRae                       28,168           -

                  Wallace H. Mitchell                 28,168           -

                  Sam C. Riddle, Jr.                  28,168           -

                  Billy T. Woodard                    28,168           -

         2.  Ratification of Appointment of Independent Accountants:

                  Votes "For"               Votes "Against"            Abstain
                  -----------               ---------------            -------
                    28,167                         0                       1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10K

(a)      BancShares' financial data schedule is filed herewith as Exhibit 27.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIDELITY BANCSHARES (N.C.), INC.


Dated:  May 12, 2000                     By:/s/ Mary A. Woodard
                                         ---------------------------------------
                                         Mary A. Woodard

                                         Chief Financial Officer and Treasurer