Form 10-Q
period 2000-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 2000-08-11
CIK 825953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                                -------------


                        Commission File Number: 001-15089

                        Fidelity BancShares (N.C.), Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Delaware                              56-1586543
            --------                              ----------
(state or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification Number)



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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days.
Yes [  X  ]     No [     ]



                  Common Stock - $25 Par Value, - 28,170 shares
--------------------------------------------------------------------------------
         (Number of shares outstanding, by class, as of August 11, 2000)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,            December 31,              June 30,
                                                                    ------------         -------------           ------------
                                                                        2000                 1999                   1999
                                                                    ------------         -------------           ------------
                                                                     (unaudited)                                 (unaudited)
Assets
Cash and due from banks ............................................$ 50,118,929          $ 31,510,348           $ 48,349,047
Interest bearing deposits in other banks ...........................   6,343,765            40,747,611                      -
Federal funds sold .................................................   6,500,000            22,600,000              2,800,000
                                                                    ------------         -------------           ------------
       Total cash and cash equivalents .............................  62,962,694            94,857,959             51,149,047
                                                                    ------------         -------------           ------------
Investment securities:
    Held to maturity (estimated fair value of $142,364,430,
       $132,844,174, and $146,708,785, respectively) ............... 144,777,383           135,006,444            148,046,274
    Available for sale (cost of $2,644,602) ........................   6,543,197             7,749,252              8,768,502
                                                                    ------------         -------------           ------------
       Total investment securities ................................. 151,320,580           142,755,696            156,814,776
                                                                    ------------         -------------           ------------
Loans .............................................................. 592,821,488           551,148,143            479,322,235
Allowance for loan losses ..........................................  (6,028,024)           (5,141,647)            (5,006,983)
                                                                    ------------         -------------           ------------
       Loans, net .................................................. 586,793,464           546,006,496            474,315,252
                                                                    ------------         -------------           ------------
Federal Home Loan Bank of Atlanta stock, at cost ...................   2,169,700             2,059,300              2,059,300
Premises and equipment, net ........................................  34,799,345            32,834,942             27,888,819
Accrued interest receivable ........................................   5,526,576             4,824,267              4,708,299
Intangible assets ..................................................  13,337,580            13,898,119              9,982,221
Other assets .......................................................   1,530,447             1,850,852              1,513,828
                                                                    ------------         -------------           ------------
       Total assets ................................................$858,440,386         $ 839,087,631           $728,431,542
                                                                    ============         =============           ============

Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand deposits ............................$113,034,667         $ 103,774,405           $ 95,465,159
    Savings and interest-bearing demand deposits ................... 264,671,996           266,549,100            213,533,042
    Time deposits .................................................. 354,503,463           345,690,121            304,033,218
                                                                    ------------         -------------           ------------
       Total deposits .............................................. 732,210,126           716,013,626            613,031,419
Short-term borrowings ..............................................  23,351,627            22,972,551             17,438,795
Long-term borrowings ...............................................  23,000,000            23,000,000             23,000,000
Accrued interest payable ...........................................   5,483,033             4,729,785              4,779,211
Other liabilities ..................................................   1,616,290             2,476,970              3,324,697
                                                                    ------------         -------------           ------------
       Total liabilities ........................................... 785,661,076           769,192,932            661,574,122
                                                                    ------------         -------------           ------------
Shareholders' equity:
    Common stock ($25 par value; 29,200 shares authorized;
       28,170 shares issued and outstanding) .......................     704,250               704,250                704,250
    Surplus ........................................................   6,198,366             6,198,366              6,198,366
    Accumulated other comprehensive income .........................   2,256,126             3,021,971              3,682,196
    Retained earnings ..............................................  63,620,568            59,970,112             56,272,608
                                                                    ------------         -------------           ------------
       Total shareholders' equity ..................................  72,779,310            69,894,699             66,857,420
                                                                    ------------         -------------           ------------
       Total liabilities and shareholders' equity ..................$858,440,386         $ 839,087,631           $728,431,542
                                                                    ============         =============           ============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended June 30,            Six months ended June 30,
                                                       ----------------------------------  ----------------------------------
                                                             2000              1999              2000              1999
                                                       ----------------  ----------------  ----------------  ----------------
                                                                          (unaudited)                         (unaudited)
Interest income:
    Interest and fees on loans ........................$    13,861,431   $    10,772,709   $    26,886,128   $    21,039,672
    Interest and dividends on investment securities:
        Non taxable interest income ...................         19,050                 -            38,100                 -
        Taxable interest income .......................      2,371,541         1,989,058         4,856,613         3,291,169
        Dividend income ...............................         96,450            64,113           137,532           139,336
    Interest on federal funds sold ....................        187,219           230,946           341,062           972,331
                                                       ----------------  ----------------  ----------------  ----------------
           Total interest income ......................     16,535,691        13,056,826        32,259,435        25,442,508
                                                       ----------------  ----------------  ----------------  ----------------
Interest expense:
    Deposits ..........................................      6,597,530         5,008,550        12,841,187        10,036,985
    Short-term borrowings .............................        252,735           125,465           478,460           234,913
    Long-term borrowings ..............................        488,750            85,699           977,500            85,699
                                                       ----------------  ----------------  ----------------  ----------------
           Total interest expense .....................      7,339,015         5,219,714        14,297,147        10,357,597
                                                       ----------------  ----------------  ----------------  ----------------
           Net interest income ........................      9,196,676         7,837,112        17,962,288        15,084,911
Provision for loan losses .............................        750,000           300,000         1,125,000           600,000
                                                       ----------------  ----------------  ----------------  ----------------
           Net interest income after provision for
              loan losses .............................      8,446,676         7,537,112        16,837,288        14,484,911
                                                       ----------------  ----------------  ----------------  ----------------
Noninterest income:
    Service charges on deposit accounts ...............      1,053,546           687,863         1,915,446         1,388,685
    Other service charges and fees ....................        672,523           553,817         1,206,110         1,099,450
    Other income ......................................        162,225            11,452           169,904            26,213
                                                       ----------------  ----------------  ----------------  ----------------
           Total noninterest income ...................      1,888,294         1,253,132         3,291,460         2,514,348
                                                       ----------------  ----------------  ----------------  ----------------
Noninterest expenses:
    Salaries and employee benefits ....................      3,798,245         3,107,115         7,452,005         6,024,354
    Occupancy and equipment ...........................      1,180,354           982,488         2,318,205         1,895,896
    Data processing ...................................        632,717           391,626         1,214,918           771,576
    Amortization of intangibles .......................        280,270           206,482           560,539           412,964
    Other expense .....................................      1,123,288           875,074         2,141,817         1,987,144
                                                       ----------------  ----------------  ----------------  ----------------
           Total noninterest expense ..................      7,014,874         5,562,785        13,687,484        11,091,934
                                                       ----------------  ----------------  ----------------  ----------------
           Net income before income taxes .............      3,320,096         3,227,459         6,441,264         5,907,325
Income tax expense ....................................      1,210,725         1,357,900         2,340,088         2,418,900
                                                       ----------------  ----------------  ----------------  ----------------
           Net income .................................$     2,109,371   $     1,869,559   $     4,101,176   $     3,488,425
                                                       ================  ================  ================  ================

Per share information:
    Net income ........................................        $ 74.88           $ 65.90          $ 145.59          $ 122.88
    Cash dividends declared ...........................         $ 8.00            $ 8.00           $ 16.00           $ 16.00
    Weighted average shares outstanding ...............         28,170            28,370            28,170            28,390

          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                          Accumulated
                                        Common Stock                         other                                         Total
                                    --------------------                 comprehensive     Retained   Comprehensive   shareholders'
                                    Shares       Amount         Surplus      income         earnings      income          equity
                                    ------   -----------    ------------   -----------   ------------    ----------    ------------
Balance December 31, 1998 ..........28,410      $710,250       6,251,174   $ 4,186,818   $ 53,659,934                  $ 64,808,176
                                    ------   -----------    ------------   -----------   ------------                  ------------
    Net income .....................     -             -               -            -       3,488,425    $3,488,425       3,488,425
    Cash dividends
      ($16.00 per share) ...........     -             -               -            -        (454,560)           -         (454,560)

    Purchase and retirement
      of common stock ..............  (240)       (6,000)        (52,808)                    (421,191)                     (479,999)
    Unrealized loss on securities
      available for sale, net of
      deferred taxes of $334,876 ...     -             -               -     (504,622)              -      (504,622)       (504,622)
                                    ------   -----------    ------------   -----------   ------------    ----------    ------------
    Comprehensive income ...........                                                                     $2,983,803
                                                                                                         ==========

Balance June 30, 1999 ..............28,170   $   704,250    $  6,198,366   $ 3,682,196   $ 56,272,608                  $ 66,857,420
                                    ======   ===========    ============   ===========   ============                  ============

Balance December 31, 1999 ..........28,170   $  704,250     $  6,198,366   $ 3,021,971   $ 59,970,112                  $ 69,894,699
                                    ------   -----------    ------------   -----------   ------------                  ------------

    Net income .....................     -             -               -            -       4,101,176    $4,101,176       4,101,176
    Cash dividends
      ($16.00 per share) ...........     -             -               -            -        (450,720)           -         (450,720)
    Unrealized loss on securities
      available for sale, net of
      deferred taxes of $440,210 ...     -             -               -      (765,845)             -      (765,845)       (765,845)
                                    ------   -----------    ------------   -----------   ------------    ----------    ------------
    Comprehensive income ...........                                                                     $3,335,331
                                                                                                         ==========
Balance June 30, 2000 ..............28,170   $  704,250     $  6,198,366   $ 2,256,126   $ 63,620,568                  $ 72,779,310
                                    ======   ===========    ============   ===========   ============                  ============


          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                           Six months ended June 30,
                                                                                          2000                 1999
                                                                                 -----------------    ------------------
Cash flows from operating activities:
    Net income ..................................................................     $ 4,101,176           $ 3,488,425
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ...........................................       1,787,459             1,382,683
        Amortization (accretion) on investment securities .......................        (118,369)               93,663
        Loss (gain) on disposition of premises and equipment ....................             583                (2,000)
        Provision for loan losses ...............................................       1,125,000               600,000
        Origination of loans held for sale ......................................      (2,281,700)           (9,308,700)
        Proceeds from sales of loans held for sale ..............................       2,293,949             9,338,706
        Gain on sales of loans held for sale ....................................         (12,249)              (30,006)
        Loss (gain) on other real estate ........................................        (138,235)               32,096
        Increase in accrued interest receivable .................................        (702,309)           (1,056,644)
        Decrease (increase) in other assets, net ................................          90,544              (800,676)
        Decrease in other liabilities, net ......................................        (420,470)             (279,371)
        Increase in accrued interest payable ....................................         753,248               655,747
                                                                                 -----------------    ------------------
           Net cash provided by operating activities ............................       6,478,627             4,113,923
                                                                                 -----------------    ------------------
Cash flows from investing activities:
    Purchase of securities held to maturity .....................................     (39,653,069)         (102,996,910)
    Proceeds from maturities and issuer calls of securities held to maturity ....      30,000,499            45,003,449
    Purchase of FHLB of Atlanta stock ...........................................        (110,400)             (196,898)
    Proceeds from sale of assets acquired in settlement of loans ................         368,096                53,450
    Net increase in loans .......................................................     (41,911,968)          (40,308,666)
    Purchases of premises and equipment .........................................      (3,191,906)           (3,980,659)
    Proceeds from sales of premises and equipment ...............................               -                 2,000
                                                                                 -----------------    ------------------
           Net cash used in investing activities ................................     (54,498,748)         (102,424,234)
                                                                                 -----------------    ------------------
Cash flows from financing activities:
    Net increase in deposits ....................................................      16,196,500             3,385,084
    Net increase in short-term borrowings .......................................         379,076             5,821,451
    Net increase in long-term borrowings ........................................               -            23,000,000
    Cash dividends paid .........................................................        (450,720)             (454,560)
    Purchase and retirement of common stock .....................................               -              (479,999)
                                                                                 -----------------    ------------------
           Net cash provided by financing activities ............................      16,124,856            31,271,976
                                                                                 -----------------    ------------------
           Net decrease in cash and cash equivalents ............................     (31,895,265)          (67,038,335)
Cash and cash equivalents at beginning of year ..................................      94,857,959           118,187,382
                                                                                 -----------------    ------------------
Cash and cash equivalents at end of year ........................................    $ 62,962,694          $ 51,149,047
                                                                                 =================    ==================
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ....................................    $ 13,543,899           $ 9,701,850
                                                                                 =================    ==================
    Cash paid during the period for income taxes ................................     $ 2,569,164           $ 2,117,359
                                                                                 =================    ==================
Supplemental disclosure of noncash financing and investing activities:
    Unrealized losses on available-for-sale securities, net of deferred tax
        effects of $440,210 and $334,876, respectively ..........................      $ (765,845)           $ (504,622)
                                                                                 =================    ==================

          See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 61 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s 1999 Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential common stock.

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                       (Unaudited)
                                                Six months ended June 30,
                                           ---------------------------------
                                                2000              1999
                                           ---------------    --------------

Balance at beginning of year ..............$    5,141,647     $   4,601,000
     Provision for loan losses ............     1,125,000           600,000
     Loans charged off ....................      (932,687)         (413,873)
     Loan recoveries ......................       694,064           219,856
                                           ---------------    --------------
Balance at end of the period ..............$    6,028,024     $   5,006,983
                                           ===============    ==============


Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at June 30, 2000 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.

TABLE 1.
Financial Summary - Second Quarter

                                                2000                          1999
                                         ------------------    ---------------------------------------       Six months ended
                                         Second      First      Fourth        Third         Second                June 30,
                                         Quarter    Quarter    Quarter       Quarter        Quarter         2000          1999
                                         --------   --------   ---------      --------      ---------      --------    --------
                                                           (thousands, except per share data and ratios)
Summary of Operations
Interest income .........................$ 16,536   $ 15,724    $ 15,586      $ 14,348        $13,059      $ 32,260    $ 25,443
Interest expense ........................   7,339      6,958       6,729         6,126          5,220        14,297      10,358
                                         --------   --------   ---------      --------      ---------      --------    --------
Net interest income .....................   9,197      8,766       8,857         8,222          7,839        17,963      15,085
Provision for loan losses ...............     750        375         300           300            300         1,125         600
                                         --------   --------   ---------      --------      ---------      --------    --------
Net interest income after provision
     for loan losses ....................   8,447      8,391       8,557         7,922          7,539        16,838      14,485
Noninterest income ......................   1,888      1,403       1,420         1,251          1,251         3,291       2,514
Noninterest expense .....................   7,015      6,673       6,694         6,258          5,563        13,688      11,092
                                         --------   --------   ---------      --------      ---------      --------    --------
Net income before income taxes ..........   3,320      3,121       3,283         2,915          3,227         6,441       5,907
Income taxes ............................   1,211      1,129       1,087           962          1,358         2,340       2,419
                                         --------   --------   ---------      --------      ---------      --------    --------
Net income ..............................$  2,109    $ 1,992     $ 2,196       $ 1,953        $ 1,869       $ 4,101     $ 3,488
                                         ========   ========   =========      ========      =========      ========    ========

Selected Period-End Balances
Total assets ............................$858,440   $850,849   $839,088       $832,712       $728,432      $858,440    $728,432
Investment securities and federal
     funds sold ......................... 157,821    197,745     165,356       187,811        159,615       157,821     159,615
Loans, gross ............................ 592,821    571,487     551,148       535,869        479,322       592,821     479,322
Interest earning assets ................. 759,156    772,485     759,311       725,740        640,996       759,156     640,996
Deposits ................................ 732,210    726,898     716,014       707,128        613,031       732,210     613,031
Interest bearing liabilities ............ 665,527    659,656     658,212       650,268        558,005       665,527     558,005
Shareholders' equity ....................  72,779     70,759      69,895        68,386         66,857        72,779      66,857
Common shares outstanding ...............  28,170     28,170      28,170        28,170         28,170        28,170      28,170
                                         --------   --------   ---------      --------      ---------      --------    --------

Selected Average Balances
Total assets ............................$848,124   $834,136    $842,477      $777,957       $702,869      $841,399    $695,412
Investment securities and federal
     funds sold ......................... 163,690    189,679     189,573       165,334        170,373       176,685     172,152
Loans, gross ............................ 582,139    560,914     541,311       505,844        471,186       571,526     461,962
Interest earning assets ................. 768,703    758,184     768,370       703,421        643,618       763,443     636,082
Deposits ................................ 723,169    710,665     718,199       658,450        610,186       716,917     606,131
Interest bearing liabilities ............ 659,648    656,086     660,418       604,424        539,496       657,867     536,135
Shareholders' equity ....................  72,627     70,645      68,883        67,276         66,058        71,636      65,508
Common shares outstanding ...............  28,170     28,170      28,170        28,170         28,370        28,170      28,390
                                         --------   --------   ---------      --------      ---------      --------    --------

Profitability Ratios
Rate of return (annualized) on:
  Total assets ..........................    1.00%      0.96%       1.03%         1.00%          1.07%         0.98%       1.01%
  Shareholders' equity ..................   11.68      11.34       12.65         11.52          11.35         11.51       10.74
Dividend payout ratio ...................   10.68      11.31       10.26         11.54          12.16         10.99       13.03
                                         --------   --------   ---------      --------      ---------      --------    --------

Liquidity and Capital Ratios (averages)
Loans to deposits .......................   80.50%     78.93%      75.37%        76.82%         77.22%        79.72%      76.21%
Shareholders' equity to total assets ....    8.56       8.46        8.18          8.65           9.40          8.51        9.42
                                         --------   --------   ---------      --------      ---------      --------    --------

Per Share of Common Stock
Net income .............................. $ 74.88    $ 70.71     $ 77.89       $ 69.28        $ 65.90      $ 145.59    $ 122.88
Cash dividends ..........................    8.00       8.00        8.00          8.00           8.00         16.00       16.00
Book value ..............................2,583.58   2,511.87    2,481.17      2,427.61       2,373.36      2,583.58    2,373.36
                                         --------   --------   ---------      --------      ---------      --------    --------

TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                      2000                                   1999
                                       ---------------------------------      ---------------------------------
                                                    Interest                               Interest
                                       Average      Income/      Yield/       Average       Income/     Yield/
                                       Balance      Expense       Rate        Balance       Expense      Rate
                                       -------      -------       ----        -------       -------      ----
ASSETS
Interest earning assets:
    Loans (1)..........................$582,139       $13,884       9.59%      $471,186     $ 10,804      9.20%
    Taxable investment
      securities ......................  142,737        2,050       5.78        146,398        1,989      5.45
    Non taxable investment
      securities (1)...................    2,000           30       6.03              -            -         -
    Federal funds sold ................   12,129          187       6.21         15,970          231      5.80
    Other investments .................    8,994           96       4.31         10,064           64      2.55
    Cash and due from banks ...........   20,704          322       6.24              -            -         -
                                       ---------      -------       ----        -------      -------      ----
Total interest earning assets .........  768,703      $16,569       8.67%       643,618      $13,088      8.16%
                                       ---------      -------       ----        -------      -------      ----
Noninterest earning assets:
    Cash and due from banks ...........   30,558                                 22,285
    Premises and equipment ............   34,610                                 27,417
    Other assets ......................   19,803                                 14,535
    Reserve for loan losses ...........   (5,550)                                (4,986)
                                       ---------                               --------
Total assets .......................... $848,124                               $702,869
                                       =========                               ========

LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits ................... $102,847        $ 409       1.60%      $ 92,036      $   337      1.47%
    Savings deposits ..................  158,923        1,362       3.45        126,848          910      2.88
    Time deposits .....................  353,052        4,827       5.50        302,079        3,762      5.00
    Short-term borrowings .............   21,826          253       4.66         14,489          125      3.47
    Long-term borrowings ..............   23,000          488       8.55          4,044           86      8.50
                                       ---------      -------       ----        -------      -------      ----
Total interest bearing liabilities ....  659,648       $7,339       4.47%       539,496      $ 5,220      3.88%
                                       ---------      -------       ----        -------      -------      ----

Noninterest bearing liabilities:
    Demand deposits ...................  108,347                                 89,223
    Other liabilities .................    7,502                                  8,092
    Shareholders' equity ..............   72,627                                 66,058
                                       ---------                               --------
Total liabilities and equity .......... $848,124                               $702,869
                                       =========                               ========
Interest rate spread ..................                             4.20%                                 4.28%
                                                                    =====                                =====
Net interest income and net
    interest margin ...................               $ 9,230       4.83%                    $ 7,868      4.90%
                                                      =======       =====                    =======     =====



                                        Increase (decrease) due to:
                                       ------------------------------
                                                    Yield/      Total
                                       Volume        Rate      Change
                                       ------        ----      ------
ASSETS
Interest earning assets:
    Loans ............................. $2,595       $485      $3,080
    Taxable investment
      securities ......................    (51)       112          61
    Non taxable investment
      securities ......................     15         15          30
    Federal funds sold ................    (58)        14         (44)
    Other investments .................     (5)        37          32
    Cash and due from banks ...........    161        161         322
                                       --------      ----      -------
Total interest earning assets ......... $2,657       $824      $3,481
                                       --------      ----      -------
Noninterest earning assets:
    Cash and due from banks
    Premises and equipment
    Other assets
    Reserve for loan losses
Total assets


LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits ................... $   44       $ 28      $   72
    Savings deposits ..................    281        171         452
    Time deposits .....................    666        399       1,065
    Short-term borrowings .............     73         55         128
    Long-term borrowings ..............    402          -         402
                                       --------      ----      -------
Total interest bearing liabilities .... $1,466       $653      $2,119
                                       --------      ----      -------
Noninterest bearing liabilities:
    Demand deposits
    Other liabilities
    Shareholders' equity
Total liabilities and equity
Interest rate spread
Net interest income and net
    interest margin ................... $1,191       $171      $1,362
                                        ======       ====      ======



----------
(1) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% and 34% tax rate for June 30, 2000 and 1999, respectively.

TABLE 3.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year-to-date

                                                     2000                                  1999
                                      ---------------------------------     --------------------------------
                                                   Interest                              Interest
                                      Average       Income/     Yield/      Average      Income/      Yield/
                                      Balance       Expense      Rate       Balance      Expense      Rate
                                      -------       -------      ----       -------      -------      ----
ASSETS
Interest earning assets:
    Loans (1)......................... $571,526      $26,934      9.48%      $461,962     $21,106      9.21%
    Taxable investment
      securities .....................  155,990        4,455      5.74        121,183        3,291     5.48
    Non taxable investment
      securities (1)..................    2,000           60      6.03              -            -        -
    Federal funds sold ...............   11,639          341      5.89         42,720          972     4.59
    Other investments ................    9,173          138      3.02         10,217          140     2.75
    Cash and due from banks ..........   13,115          402      6.17              -            -        -
                                        -------      -------      ----        -------      -------     ----
Total interest earning assets ........  763,443      $32,330      8.52%       636,082      $25,509     8.09%
                                        -------      -------      ----        -------      -------     ----
Noninterest earning assets:
    Cash and due from banks ..........   28,609                                22,832
    Premises and equipment ...........   34,189                                26,551
    Other assets .....................   20,581                                14,798
    Reserve for loan losses ..........   (5,423)                               (4,851)
                                       --------                              --------
Total assets ......................... $841,399                              $695,412
                                       ========                              ========

LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits .................. $105,602        $ 846      1.61%      $ 91,426        $ 693     1.53%
    Savings deposits .................  152,253        2,656      3.51        126,367        1,770     2.82
    Time deposits ....................  354,972        9,339      5.29        302,440        7,574     5.05
    Short-term borrowings ............   22,040          479      4.37         13,869          235     3.42
    Long-term borrowings .............   23,000          978      8.55          2,033           86     8.50
                                        -------      -------      ----        -------      -------     ----
Total interest bearing liabilities ...  657,867      $14,298      4.37%       536,135      $10,358     3.90%
                                        -------      -------      ----        -------      -------     ----
Noninterest bearing liabilities:
    Demand deposits ..................  104,090                                85,898
    Other liabilities ................    7,806                                 7,871
    Shareholders' equity .............   71,636                                65,508
                                       --------                              --------
Total liabilities and equity ......... $841,399                              $695,412
                                       ========                              ========
Interest rate spread .................                            4.15%                                4.19%
                                                                 ======                               ======
Net interest income and net
    interest margin ..................               $ 18,032      4.75%                  $ 15,151      4.80%
                                                     ========  ========                 ===========  =======




                                            Increase (decrease) due to:
                                         --------------------------------
                                                      Yield/       Total
                                          Volume       Rate       Change
                                          ------       ----       ------
ASSETS
Interest earning assets:
    Loans ............................      $5,085       $ 743      $5,828
    Taxable investment
      securities .....................         970         194       1,164
    Non taxable investment
      securities .....................          30          30          60
    Federal funds sold ...............        (809)        178        (631)
    Other investments ................          (4)          2          (2)
    Cash and due from banks ..........         201         201         402
                                            ------      ------      ------
Total interest earning assets ........      $5,473      $1,348      $6,821
                                            ------      ------      ------
Noninterest earning assets:
    Cash and due from banks ..........
    Premises and equipment ...........
    Other assets .....................
    Reserve for loan losses ..........

Total assets .........................


LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits ..................       $ 137        $ 16       $ 153
    Savings deposits .................         435         451         886
    Time deposits ....................       1,349         416       1,765
    Short-term borrowings ............         154          90         244
    Long-term borrowings .............         888           4         892
                                            ------      ------      ------
Total interest bearing liabilities ...      $2,963       $ 977      $3,940
                                            ------      ------      ------
Noninterest bearing liabilities:
    Demand deposits ..................
    Other liabilities ................
    Shareholders' equity .............

Total liabilities and equity .........

Interest rate spread .................

Net interest income and net
    interest margin ..................      $2,510       $ 371      $2,881
                                        ==========  ==========  ==========

----------
(1) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% and 34% tax rate for June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates 61 branches in North Carolina.

Financial Condition and Results of Operations.
         Net Income. In the first six months of 2000, BancShares' net income increased $613,000 to $4.1 million from $3.5 million in the first six months of 1999, an increase of 17.57%. The increase in net income resulted primarily from an increase in interest income driven by loan growth that was offset by increases in interest expense from growth in deposits and long-term obligations as well as an increase in salaries and employee benefits. Net income for the first six months of 2000 includes operations, not present in the first six months of 1999, from seven branches which were acquired from First-Citizens Bank & Trust Company ("FCB") during the third quarter of 1999 (loans and deposits acquired from FCB were approximately $28.0 and $99.6 million, respectively), as well as six de novo branches opened during the second and third quarters of 1999 and two de novo branches opened during the second quarter of 2000.

         Net income per share for the first six months of 2000 was $145.59, an increase of $22.71 per share, or 18.48%, from $122.88 per share in 1999. Return on average assets for the first six months of 2000 and 1999 was 0.98% and 1.01%, respectively. Return on average equity for the first six months of 2000 and 1999 was 11.51% and 10.74%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 2 and Table 3.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first six months of 2000, net interest income was $18.0 million as compared to $15.1 million for the same period in 1999, an increase of $2.9 million, or 19.07%. Of the $2.9 million increase in net interest income, $2.5 million is due to changes in the volume of interest earnings assets and interest bearing liabilities while the remaining $371,000 is attributable to rate changes. The net interest margin for first six months of 2000 and 1999 was 4.75% and 4.80%, respectively. The decline in net interest margin is attributable to a 22.71% growth in average interest bearing liabilities with a 47 basis point increase in average rate which outpaced the 20.02% growth in average interest earning assets with a 43 basis point increase in average yield.

         Interest income for the first six months of 2000 was $32.3 million as compared to $25.4 million in 1999, an increase of $6.8 million or 26.79%. This increase in interest income in the first six months of 2000 over the first six months of 1999 is primarily attributable to an increase in average loan balances outstanding from $462.0 million to $571.5 million, an increase of $109.6 million or 23.72%. Interest income from loans amounted to $26.9 million in the first six months of 2000 as compared to $21.0 million in the first six months of 1999, an increase of $5.8 million or 27.79%. BancShares' loan growth is due to the acquisition of seven branches in the third quarter of 1999, the opening of six de novo branches during the second and third quarters of 1999 and two de novo branches during the second quarter of 2000, as well as growth within the existing branch network. Earnings from investments, federal funds sold and interest bearing balances due from other banks provided the balance of interest income, contributing $5.4 million and $4.4 million for the first six months of 2000 and 1999, respectively. The yield on interest-earning assets increased 43 basis points from 8.09% for the first six months of 1999 to 8.52% for the first six months of 2000. This increase was due to a rising rate environment initiated by Federal Reserve actions to raise the federal funds rate by 100 basis points between February and May of 2000. BancShares responded to these actions by raising the Bank's prime rate from 8.50% to 9.50%. BancShares is able to respond to these market pressures as 41.54% of the loan portfolio will mature or reprice within one to thirty days and 52.27% within one year (Table D). These percentages are consistent with the 41.19% and 52.89% scheduled to mature or reprice within one to thirty days and one year, respectively, as of December 31, 1999. Trends in interest earning assets are shown in Table 2 and Table 3.

         Interest expense for the first six months of 2000 was $14.3 million compared to $10.4 million in 1999, an increase of $3.9 million or 38.04%. The increase in interest expense in the first six months of 2000, compared to the first six months of 1999, was primarily due to an increase of $92.6 million in average interest-bearing deposit balances between the periods. BancShares deposit growth was primarily driven by the acquisition of seven branches in the third quarter of 1999 during which $99.6 million in deposits were acquired. The average rate paid on interest-bearing deposits was 4.21% and 3.89% for the first six months of 2000 and 1999, respectively. Borrowings accounted for $1.5 million in interest expense during the first six months of 2000 compared to $321,000 during the first six months of 1999, an increase of $1.1 million or 354.12%. Interest expense on borrowings increased due to the FIDBANK Capital Trust I's issuance of $23.0 million in 8.50% Capital Securities during June of 1999 (see the notes to the consolidated financial statements). The average rate on interest-bearing liabilities for the first six months of 2000 increased 47 basis points from 3.90% for the first six months of 1999 to 4.37%. This increase was due to higher average balances in money market and time deposit accounts which bear higher rates of interest and were impacted more by the increasing rate environment than other deposit types. Trends in interest bearing liabilities are shown in Table 2 and Table 3.

         Asset Quality and Provision for Loan Losses. For the first six months of 2000 and 1999, management added $1.1 million and $600,000, respectively, to the allowance for loan losses as volume related provisions for loan losses. The increased provision in the first six months of 2000 was prompted by strong loan portfolio growth from acquired branches, de novo branch openings and growth within the existing branch network. During the first six months of 2000, management charged-off loans totaling $933,000 and had recoveries of $694,000, resulting in net charge-offs of $239,000. During the same period in 1999, management charged-off $414,000 in loans and had recoveries of $220,000, resulting in net charge-offs of $194,000. Charge-offs for the first six months of 2000 increased $519,000 due to two significant borrowing relationships in which loans were charged off. No such charge-offs were experienced during the first six months of 1999. These charge-offs were considered normal and not necessarily indicative of future trends. BancShares' ratio of annualized net loans charged off to average loans decreased from 0.19% at December 31, 1999 to 0.08% at June 30, 2000, due to increased average loan balances outstanding that outpaced growth in net charge-offs. The ratio of allowance for loan losses to loans increased to 1.02% at June 30, 2000 from 0.93% at December 31, 1999 due to increased provision for loan losses, which increased the allowance for loan losses. The following table presents BancShares' comparative asset quality ratios:

                                                                                 June 30,         December 31,
                                                                                  2000                1999
                                                                                 --------           -------
Ratio of annualized net loan charge-offs to average loans.......................  0.08%              0.19%
Allowance for loan losses to loans..............................................  1.02               0.93
Non-performing assets to total gross loans and other real estate owned..........  0.01               0.02
Non-performing assets to total assets...........................................  0.01               0.01

         Management considers the allowance for loan losses, at June 30, 2000, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at June 30, 2000. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based on the examiners' judgments about information available to them at the time of their examinations.

         Noninterest Income. Noninterest income increased $777,000 or 30.91% for the first six months of 2000 over the first six months of 1999. Noninterest income increased during the first six months of 2000 primarily due to increased service charges and fees on deposit accounts due to increased deposit base from acquired branches, de novo branch openings and growth in the existing branch network. Service charges on deposit accounts increased $527,000 or 37.93% while other service charges and fees increased $107,000 or 9.70% for the first six months of 2000 over 1999. BancShares' average deposits increased $92.6 million or 17.80% to $612.8 million in the first six months of 2000 from $520.2 million in the first six months of 1999. BancShares also experienced a one-time gain on the sale of foreclosed real estate of $138,000 during the second quarter of 2000 that was not present in the first six months of 1999. Noninterest income does not include any securities gains for either quarterly period.

         Noninterest Expense. Noninterest expense increased $2.6 million or 23.40%, from $11.1 million in the first six months of 1999 to $13.7 million in the first six months of 2000, including increases of $1.4 million in salaries and employee benefits, $422,000 in occupancy and equipment expense, $443,000 in data processing costs and $148,000 in intangibles amortization. These represented increases of 23.70% in salaries and employee benefits, 22.27% in occupancy and equipment expenses, 57.46% in data processing costs and 35.74% in intangibles amortization over the first six months of 1999. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired seven branches during the third quarter of 1999, opened six de novo branches during the second and third quarters of 1999 and two de novo branches during the second quarter of 2000, and has seen increased expense within the existing branch network.

         Income Taxes. In the first of six months of 2000, BancShares had income tax expense of $2.3 million, a decrease of $79,000 or 3.26%, from $2.4 million in the prior year period. The resulting effective income tax rates, based on the accruals for the six months ended June 30, 2000 and 1999, were 36.33% and 40.95%, respectively.

Capital Resources.

         Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

         Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at June 30, 2000 was 9.61% as compared to 9.12% at December 31, 1999.

         BancShares is also required to meet minimum requirements for risk based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2000, the Total Capital Ratio was 12.84% as compared to 12.89% at December 31, 1999.

         The following table presents capital adequacy calculations and ratios of BancShares (dollars in thousands):

                                                June 30,           December 31,
                                                   2000                1999
                                               ------------        -----------
Tier 1 capital.............................     $80,185            $75,601
Total capital..............................      87,967             83,665
Leverage capital ratio.....................        9.61%(1)           9.12%(1)
Tier 1 capital ratio.......................       11.70(1)           11.64(1)
Total capital ratio........................       12.84(1)           12.89(1)


----------
(1)  These ratios exceed the minimum required regulatory capital ratios.


         At June 30, 2000, and December 31, 1999, the Bank was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceeded the minimum ratios required for it to be classified as "well capitalized." Growth in the Bank's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, the Bank's capital ratios. Between October 1998 and August of 1999, the Bank purchased assets and assumed the deposit liabilities of twelve branch offices of FCB and established six de novo branches during second and third quarters of 1999 and two de novo branches during second quarter of 2000.

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities, federal funds sold, interest bearing deposits in other banks and cash and due from banks. These assets represented 29.27% of deposits at June 30, 2000, a decrease from 33.19% at December 31, 1999. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities divided by deposits and short-term liabilities, was 28.16% at June 30, 2000, compared to 31.95% at December 31, 1999. These ratios have declined as BancShares utilized liquid assets to fund loan growth that exceeded deposit growth.

         The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2000 and 1999. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2000, and December 31, 1999, jumbo time deposits represented 9.83% and 9.26%, respectively, of total deposits.

         Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs that arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

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

         The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of June 30, 2000. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                                Maturing in year ended June 30,
                              ---------------------------------------------------------------------
                                2001        2002       2003        2004       2005      Thereafter     Total        Fair Value
                              --------     -------    --------   --------    ---------  ----------     -----        ----------
                                                               (Dollars in thousands)
Assets:
Loans:
     Fixed rate..............  $ 92,582    $ 77,984   $ 82,748   $ 35,484     $ 22,790     $ 28,606    $340,194        $338,521
    Average rate (%).........      9.38%       8.69%      8.74%      8.06%        8.26%        7.79%       8.72%

     Variable rate...........  $124,446    $ 16,319   $ 12,906   $  4,179     $  4,465     $ 90,312    $252,627        $252,627
    Average rate (%).........     10.34%      10.23%     10.41%     10.12%        9.94%        9.38%       9.98%

Investment securities (1):
     Fixed rate..............  $114,903    $ 29,865          -          -            -      $     9    $144,777        $142,364
    Average rate (%).........      5.53%       6.46%         -          -            -        10.87%       5.73%

Liabilities:
Savings and interest
    bearing checking:
     Fixed rate..............  $264,672           -          -          -            -            -    $264,672        $264,672
    Average rate (%).........      2.45%          -          -          -            -            -        2.45%

Certificates of deposit:
     Fixed rate..............  $267,933    $ 45,845   $ 25,750   $ 14,975            -            -    $354,503        $354,645
    Average rate (%).........      5.45%       5.80%      6.23%      5.98%           -            -        5.57%

Short-term obligations:
     Variable rate...........  $ 23,352           -          -          -            -            -    $ 23,352        $ 23,352
    Average rate (%).........      4.87%          -          -          -            -            -        4.87%

Long-term obligations:
     Fixed rate..............         -           -          -          -            -     $ 23,000    $ 23,000        $ 18,688
    Average rate (%).........         -           -          -          -            -         8.50%       8.50%

----------
(1) Marketable equity securities with a book value of approximately $2,644,602 and a fair value of approximately $6,543,197 have been excluded from this table.

         Interest Sensitivity. The table below presents BancShares interest sensitivity position at June 30, 2000. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

         As of June 30, 2000, BancShares had a positive one-year cumulative gap position of 5.88% and a positive total cumulative gap position of 12.33%. At December 31, 1999, BancShares had a negative one-year cumulative gap position of 1.47% and a positive total cumulative gap position of 13.31%. The increase in the one-year cumulative gap position at June 30, 2000 is due to the repositioning of securities, which at December 31, 1999, would mature in greater than one year and at June 30, 2000, will mature in less than one year.

                                                                         June 30, 2000
                                ------------------------------------------------------------------------------------------------
                                  1-30         31-90        91-180        181-365         Total           Total
                                  Days          Days         Days           Days         One-Year           Non
                                Sensitive     Sensitive    Sensitive     Sensitive      Sensitive       Sensitive       Total
                                ----------    ---------   ----------    ----------     ----------     -----------    -----------
Assets:
Loans...........................  $246,272     $ 27,364     $ 12,074      $ 24,148       $309,858        $282,963       $592,821
Investment securities...........         -        2,000            -       112,904        114,904          36,416        151,320
Federal funds sold..............     6,500            -            -             -          6,500               -          6,500
Other...........................         -            -            -             -              -           2,170          2,170
Interest bearing deposits
    in other banks..............     6,344            -            -             -          6,344               -          6,344
                                ----------    ---------   ----------    ----------     ----------     -----------    -----------
    Total interest earning
      assets....................  $259,116     $ 29,364     $ 12,074      $137,052       $437,606        $321,549       $759,155
                                ==========    =========    =========    ==========     ==========      ==========    ===========
Liabilities:
Savings and checking
    with interest...............  $      -     $      -     $      -      $      -            $ -        $163,012       $163,012
Money market savings............   101,660            -            -             -        101,660               -        101,660
Time deposits...................    41,454       61,338       88,794        76,347        267,933          86,570        354,503
Short-term borrowings...........    23,352            -            -             -         23,352               -         23,352
Long-term borrowings............         -            -            -             -              -          23,000         23,000
                                ----------    ---------   ----------    ----------     ----------     -----------    -----------
    Total interest bearing
      liabilities...............  $166,466     $ 61,338     $ 88,794      $ 76,347       $392,945        $272,582       $665,527
                                ==========    =========    =========    ==========     ==========      ==========    ===========

Interest-sensitivity gap........   $92,650     $(31,974)    $(76,720)     $ 60,705       $ 44,661         $48,967        $93,628
                                ==========    =========    =========    ==========     ==========      ==========    ===========
Cumulative interest
    sensitivity gap.............   $92,650     $ 60,676     $(16,044)     $ 44,661        $44,661         $93,628        $93,628
Cumulative interest
    sensitivity gap to total....
    interest earning assets.....     12.20%        7.99%       (2.11)%        5.88%          5.88%          12.33%         12.33%

Accounting and Other Matters.

         In June 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares' plans to adopt this Statement on January 1, 2001, and does not anticipate any material effect on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This information is included in Item 2 in the text of BancShares' Management Discussion and Analysis of Financial Condition and Results of Operations (under the caption "Liquidity, Market Risk and Interest Sensitivity") and is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a) The following exhibits are filed or incorporated herewith as part of this report on Form 10-Q:

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIDELITY BANCSHARES (N.C.), INC.

Dated:  August 11, 2000                  By:/s/ Mary A. Woodard
                                         --------------------------------
                                         Mary A. Woodard
                                         Chief Financial Officer and Treasurer