Form 10-Q
period 2000-09-30
FIDELITY BANCSHARES NC INC /DE/
filed 2000-11-13
CIK 825953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                                               ------------------


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

Yes [X]     No [ ]



                  Common Stock - $25 Par Value, - 28,070 shares
--------------------------------------------------------------------------------
        (Number of shares outstanding, by class, as of November 13, 2000)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,       December 31,       September 30,
                                                                    -------------       ------------       -------------
                                                                         2000                1999              1999
                                                                    -------------       ------------       -------------
                                                                     (unaudited)                            (unaudited)
Assets
Cash and due from banks..........................................   $ 36,590,816        $ 31,510,348       $ 29,197,606
Interest bearing deposits in other banks.........................     19,195,527          40,747,611         31,798,388
Federal funds sold...............................................     12,650,000          22,600,000         36,350,000
                                                                    -------------       ------------       -------------
       Total cash and cash equivalents...........................     68,436,343          94,857,959         97,345,994
                                                                    -------------       ------------       -------------
Investment securities:
    Held to maturity (estimated fair value of $141,498,693,
       $132,844,174, and $141,633,497, respectively).............    142,840,759         135,006,444        143,021,548
    Available for sale (cost of $2,644,602 for all periods)......      7,839,255           7,749,252          8,439,752
                                                                    -------------       ------------       -------------
       Total investment securities...............................    150,680,014         142,755,696        151,461,300
                                                                    -------------       ------------       -------------
Loans............................................................    601,673,849         551,148,143        535,869,316
Allowance for loan losses........................................     (6,848,193)         (5,141,647)        (4,802,454)
                                                                    -------------       ------------       -------------
       Loans, net................................................    594,825,656         546,006,496        531,066,862
                                                                    -------------       ------------       -------------
Federal Home Loan Bank of Atlanta stock, at cost.................      2,169,700           2,059,300          2,059,300
Premises and equipment, net......................................     35,110,307          32,834,942         30,536,041
Accrued interest receivable......................................      5,345,289           4,824,267          4,349,615
Intangible assets................................................     13,057,311          13,898,119         14,178,389
Other assets.....................................................      1,541,072           1,850,852          1,714,332
                                                                    -------------       ------------       -------------
       Total assets..............................................  $ 871,165,692       $ 839,087,631      $ 832,711,833
                                                                    =============       ============       =============
Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand deposits..........................  $ 118,113,119       $ 103,774,405      $ 106,656,737
    Savings and interest-bearing demand deposits.................    258,495,749         266,549,100        254,738,033
    Time deposits................................................    365,093,619         345,690,121        345,733,431
                                                                    -------------       ------------       -------------
       Total deposits............................................    741,702,487         716,013,626        707,128,201
Short-term borrowings............................................     23,747,320          22,972,551         26,796,416
Long-term borrowings.............................................     23,000,000          23,000,000         23,000,000
Accrued interest payable.........................................      5,658,178           4,729,785          4,624,758
Other liabilities................................................      1,985,758           2,476,970          2,776,574
                                                                    -------------       ------------       -------------
       Total liabilities.........................................    796,093,743         769,192,932        764,325,949
                                                                    -------------       ------------       -------------
Shareholders' equity:
    Common stock ($25 par value; 29,200 shares authorized;
       shares issued and outstanding 28,070, 28,170, and 28170)..        701,750             704,250            704,250
    Surplus......................................................      6,176,362           6,198,366          6,198,366
    Accumulated other comprehensive income.......................      3,079,124           3,021,971          3,483,373
    Retained earnings............................................     65,114,713          59,970,112         57,999,895
                                                                    -------------       ------------       -------------
       Total shareholders' equity................................     75,071,949          69,894,699         68,385,884
                                                                    -------------       ------------       -------------
       Total liabilities and shareholders' equity................  $ 871,165,692       $ 839,087,631      $ 832,711,833
                                                                    =============       ============       =============

           See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months ended September 30,         Nine months ended September 30,
                                                           --------------------------------         -------------------------------
                                                               2000                 1999              2000                  1999
                                                           ----------           -----------         -----------          ----------
                                                                      (unaudited)                             (unaudited)
Interest income:
    Interest and fees on loans..........................  $14,546,324          $11,678,783        $ 41,432,452           $32,720,429
    Interest and dividends on investment securities:
       Non taxable interest income......................       12,488                    -              50,588                     -
       Taxable interest income..........................    2,165,693            2,358,490           7,022,306             5,649,659
       Dividend income..................................       81,788               72,863             219,320               212,199
    Interest on federal funds sold......................      233,042              238,440             574,104             1,210,771
                                                           ----------           -----------         -----------           ----------
          Total interest income.........................   17,039,335           14,348,576          49,298,770            39,793,058
                                                           ----------           -----------         -----------           ----------
Interest expense:
    Deposits............................................    7,126,618            5,443,695          19,967,805            15,480,680
    Short-term borrowings...............................      257,345              193,139             735,805               428,052
    Long-term borrowings................................      488,750              489,940           1,466,250               575,639
                                                           ----------           -----------         -----------           ----------
          Total interest expense........................    7,872,713            6,126,774          22,169,860            16,484,371
                                                           ----------           -----------         -----------           ----------
          Net interest income...........................    9,166,622            8,221,802          27,128,910            23,308,687
Provision for loan losses...............................      750,000              300,000           1,875,000               900,000
                                                           ----------           -----------         -----------           ----------
          Net interest income after provision for
             loan losses................................    8,416,622            7,921,802          25,253,910            22,408,687
                                                           ----------           -----------         -----------           ----------
Noninterest income:
    Service charges on deposit accounts.................    1,140,201              751,292           3,055,647             2,139,977
    Other service charges and fees......................      621,352              483,639           1,827,462             1,581,115
    Other income........................................      101,895               16,018             271,799                42,231
    Gain on sale of marketable equity securities........      106,572                    -             106,572                     -
                                                           ----------           -----------         -----------           ----------
          Total noninterest income......................    1,970,020            1,250,949           5,261,480             3,763,323
                                                           ----------           -----------         -----------           ----------
Noninterest expenses:
    Salaries and employee benefits......................    3,839,876            3,144,608          11,291,881             9,168,962
    Occupancy and equipment.............................    1,211,426            1,204,680           3,529,631             3,100,576
    Data processing.....................................      676,482              583,138           1,891,400             1,354,714
    Amortization of intangibles.........................      280,270              231,078             840,809               644,042
    Other expense.......................................    1,324,273            1,094,500           3,466,090             3,081,644
                                                           ----------           -----------         -----------           ----------
          Total noninterest expense.....................    7,332,327            6,258,004          21,019,811            17,349,938
                                                           ----------           -----------         -----------           ----------
          Net income before income taxes................    3,054,315            2,914,747           9,495,579             8,822,072
Income tax expense......................................    1,110,114              962,100           3,450,202             3,381,000
                                                           ----------           -----------         -----------           ----------
          Net income....................................  $ 1,944,201          $ 1,952,647        $  6,045,377           $ 5,441,072
                                                           ==========           ===========         ===========           ==========
Per share information:
    Net income..........................................  $     69.14          $     69.32        $     214.73           $    192.16
    Cash dividends declared.............................  $      8.00          $      8.00        $      24.00           $     24.00
    Weighted average shares outstanding.................       28,119               28,170              28,153                28,316

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                          Accumulated
                                         Common Stock                         other                                        Total
                                      ------------------                 comprehensive   Retained     Comprehensive    shareholders'
                                      Shares      Amount      Surplus       income       earnings        income           equity
                                      ------      ------      -------    -------------   --------     -------------    ------------
Balance December 31, 1998........... 28,410    $ 710,250     6,251,174    $ 4,186,818  $ 53,659,934                    $ 64,808,176
                                     ------    ---------     ---------    -----------  ------------                    ------------

    Net income......................      -            -             -              -     5,441,072    $ 5,441,072        5,441,072
    Cash dividends
      ($24.00 per share)............      -            -             -              -      (679,920)             -         (679,920)
    Purchase and retirement
      of common stock...............   (240)      (6,000)      (52,808)             -      (421,191)             -         (479,999)
    Unrealized loss on securities
      available for sale, net of
      deferred taxes of $464,803....      -            -             -       (703,445)            -       (703,445)        (703,445)
                                     ------    ---------     ---------    -----------  ------------    -----------     ------------
    Comprehensive income............                                                                   $ 4,737,627
                                                                                                       ===========

Balance September 30, 1999.......... 28,170    $ 704,250   $ 6,198,366    $ 3,483,373  $ 57,999,895                    $ 68,385,884
                                     ======    =========   ===========    ===========  ============                    ============

Balance December 31, 1999........... 28,170    $ 704,250   $ 6,198,366    $ 3,021,971  $ 59,970,112                    $ 69,894,699
                                     ------    ---------   -----------    -----------  ------------                    ------------

    Net income......................      -            -             -              -     6,045,377    $ 6,045,377        6,045,377
    Cash dividends
      ($24.00 per share)............      -            -             -              -      (675,280)             -         (675,280)
    Purchase and retirement
      of common stock...............   (100)      (2,500)      (22,004)             -      (225,496)             -         (250,000)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of $32,850           -            -             -         57,153             -         57,153           57,153
                                     ------    ---------     ---------    -----------  ------------    -----------     ------------
    Comprehensive income............                                                                   $ 6,102,530
                                                                                                       ===========

Balance September 30, 2000.......... 28,070    $ 701,750   $ 6,176,362    $ 3,079,124  $ 65,114,713                    $ 75,071,949
                                     ======    =========   ===========    ===========  ============                    ============


          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Nine months ended September 30,
                                                                                      -------------------------------
                                                                                        2000                  1999
                                                                                      ----------          -----------
Cash flows from operating activities:
    Net income..................................................................    $  6,045,377         $  5,441,072
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization............................................       2,696,371            2,236,270
       Amortization (accretion) on investment securities........................        (181,865)             117,617
       Gain on sale of investment securities....................................        (106,572)                   -
       Gain on disposition of premises and equipment............................          (7,220)              (2,000)
       Provision for loan losses................................................       1,875,000              900,000
       Origination of loans held for sale.......................................      (3,269,200)         (11,522,750)
       Proceeds from sales of loans held for sale...............................       3,293,282           11,560,040
       Gain on sales of loans held for sale.....................................         (24,082)             (37,290)
       Loss (gain) on other real estate.........................................        (138,235)              32,096
        Increase in accrued interest receivable.................................        (521,022)            (697,960)
       Decrease (increase) in other assets, net.................................         309,782           (1,001,180)
       Decrease  in other liabilities, net......................................        (524,062)            (697,567)
       Increase in accrued interest payable.....................................         928,393              501,294
                                                                                      ----------          -----------
          Net cash provided by operating activities.............................      10,375,947            6,829,642
                                                                                      ----------          -----------
Cash flows from investing activities:
    Purchase of securities held to maturity.....................................     (39,653,069)        (102,996,900)
    Proceeds from maturities and issuer calls of securities held to maturity....      32,000,617           50,004,211
    Purchase of FHLB of Atlanta stock...........................................        (110,400)            (196,898)
    Proceeds from sale of stock.................................................         106,573                    -
    Proceeds from sale of assets acquired in settlement of loans................         368,096               53,450
    Net increase in loans.......................................................     (50,326,064)         (69,601,832)
    Purchases of premises and equipment.........................................      (4,123,708)          (6,168,555)
    Proceeds from sales of premises and equipment...............................               -                2,000
    Net cash received on purchases of branches..................................               -           66,305,756
                                                                                      ----------          -----------
          Net cash used in investing activities.................................     (61,599,750)         (62,598,768)
                                                                                      ----------          -----------
Cash flows from financing activities:
    Net increase (decrease)  in deposits........................................      25,688,860           (2,091,415)
    Net increase in short-term borrowings.......................................         774,769           15,179,072
    Net increase in long-term borrowings........................................               -           23,000,000
    Cash dividends paid.........................................................        (675,280)            (679,920)
    Purchase and retirement of common stock.....................................        (250,000)            (479,999)
                                                                                      ----------          -----------
          Net cash provided by financing activities.............................      25,538,349           34,927,738
                                                                                      ----------          -----------
          Net increase (decrease) in cash and cash equivalents..................     (25,685,424)         (20,841,388)
Cash and cash equivalents at beginning of period................................      94,857,959          118,187,382
                                                                                      ----------          -----------
Cash and cash equivalents at end of period......................................    $ 69,172,535         $ 97,345,994
                                                                                      ==========          ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest....................................    $ 22,753,066         $ 15,983,077
                                                                                      ==========          ===========
    Cash paid during the period for income taxes................................    $  4,302,564         $  3,471,559
                                                                                      ==========          ===========
Supplemental disclosure of noncash financing and investing activities:
    Unrealized gains (losses) on available-for-sale securities, net of
       deferred tax effects of $32,850 and ($464,803), respectively.............    $     57,153         $   (703,445)
                                                                                      ==========          ===========

         See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 62 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                                        (Unaudited)
                                                               Nine months ended September 30,
                                                            -------------------------------------
                                                                 2000                1999
                                                            ---------------    ------------------
Balance at beginning of year............................    $ 5,141,647           $ 4,601,000
     Provision for loan losses..........................      1,875,000               900,000
     Allowance for loan loss on purchased loans.........              -               280,000
     Loans charged off..................................     (1,022,537)           (1,262,771)
     Loan recoveries....................................        854,083               284,225
                                                            ---------------    ------------------
Balance at end of the period............................    $ 6,848,193           $ 4,802,454
                                                            ===============    ==================

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at September 30, 2000 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at September 30, 2000, beneficially owned 7,177 shares, or 25.57%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 2,727 shares, or 9.71%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2000, beneficially owned 2,533,097 shares, or 28.79%, and 1,491,324 shares, or 16.92%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 37.79%, and 199,052 shares, or 11.57%, of the Corporation's outstanding Class B common stock. The above totals include 487,557 Class A common shares, or 5.53%, and 104,644 Class B Common shares, or 6.08%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

      (Dollars in thousands)                                   (Unaudited)
                                                     Nine Months Ended September 30,
                                                   ----------------------------------
                                                      2000                   1999
                                                   -----------            -----------
    Data and item processing                         $1,917                 $1,812
    Forms, supplies and equipment                       298                    199
    Trustee for employee benefit plans                  750                    591
    Consulting fees                                       0                      0
    Other services                                        5                      0
                                                   -----------            -----------
                                                     $2,970                 $2,602
                                                   ===========            ===========

TABLE 1.
Financial Summary - Third Quarter

                                                           2000                            1999
                                          ----------------------------------      -----------------------        Nine months ended
                                            Third        Second       First        Fourth         Third             September 30,
                                           Quarter       Quarter     Quarter       Quarter       Quarter         2000         1999
                                          --------      --------    --------      --------      --------      --------     --------
                                                              (thousands, except per share data and ratios)
Summary of Operations
Interest income.........................  $ 17,039      $ 16,536    $ 15,724      $ 15,586      $ 14,348      $ 49,299     $ 39,793
Interest expense........................     7,873         7,339       6,958         6,729         6,126        22,170       16,484
                                          --------      --------    --------      --------      --------      --------     --------
Net interest income.....................     9,166         9,197       8,766         8,857         8,222        27,129       23,309
Provision for loan losses...............       750           750         375           300           300         1,875          900
                                          --------      --------    --------      --------      --------      --------     --------
Net interest income after provision
     for loan losses....................     8,416         8,447       8,391         8,557         7,922        25,254       22,409
Noninterest income......................     1,970         1,888       1,403         1,420         1,251         5,261        3,763
Noninterest expense.....................     7,332         7,015       6,673         6,694         6,258        21,020       17,350
                                          --------      --------    --------      --------      --------      --------     --------
Net income before income taxes..........     3,054         3,320       3,121         3,283         2,915         9,495        8,822
Income taxes............................     1,110         1,211       1,129         1,087           962         3,450        3,381
                                          --------      --------    --------      --------      --------      --------     --------
Net income..............................  $  1,944      $  2,109    $  1,992      $  2,196      $  1,953      $  6,045     $  5,441
                                          ========      ========    ========      ========      ========      ========     ========
Selected Period-End Balances
Total assets............................  $871,166      $858,440    $850,849      $839,088      $832,712      $871,166     $832,712
Investment securities and federal
     funds sold.........................   163,330       157,821     197,745       165,356       187,811       163,330      187,811
Loans, gross............................   601,674       592,821     571,487       551,148       535,869       601,674      535,869
Interest earning assets.................   786,369       759,156     772,485       759,311       725,740       786,369      725,740
Deposits................................   741,702       732,210     726,898       716,014       707,128       741,702      707,128
Interest bearing liabilities............   670,337       665,527     659,656       658,212       650,268       670,337      650,268
Shareholders' equity....................    75,072        72,779      70,759        69,895        68,386        75,072       68,386
Common shares outstanding...............    28,070        28,170      28,170        28,170        28,170        28,070       28,170
                                          --------      --------    --------      --------      --------      --------     --------
Selected Average Balances
Total assets............................  $853,104      $848,124    $834,136      $842,477      $777,957      $845,329     $723,229
Investment securities and federal
     funds sold.........................   165,513       163,690     189,679       189,573       165,334       172,934      169,862
Loans, gross............................   596,915       582,139     560,914       541,311       505,844       580,051      476,750
Interest earning assets.................   771,519       768,703     758,184       768,370       703,421       766,154      658,986
Deposits................................   726,281       723,169     710,665       718,199       658,451       720,060      623,763
Interest bearing liabilities............   661,843       659,648     656,086       660,418       604,424       659,202      559,149
Shareholders' equity....................    74,358        72,627      70,645        68,883        67,276        72,551       66,103
Common shares outstanding...............    28,119        28,170      28,170        28,170        28,170        28,153       28,316
                                          --------      --------    --------      --------      --------      --------     --------
Profitability Ratios
Rate of return (annualized) on:
  Total assets..........................      0.91          1.00        0.96          1.03          1.00%         0.96         1.01%
  Shareholders' equity..................     10.34         11.68       11.34         12.65         11.52         11.11        11.01
Dividend payout ratio...................     11.55         10.68       11.31         10.26         11.54         11.17        11.54
                                          --------      --------    --------      --------      --------      --------     --------
Liquidity and Capital Ratios (averages)
Loans to deposits.......................     82.19         80.50       78.93         75.37         76.82%        80.56        76.43%
Shareholders' equity to total assets....      8.77          8.56        8.46          8.18          8.65          8.60         9.14
                                          --------      --------    --------      --------      --------      --------     --------
Per Share of Common Stock
Net income..............................  $  69.14      $  74.88    $  70.71      $  77.94      $  69.32      $ 214.73     $ 192.16
Cash dividends..........................      8.00          8.00        8.00          8.00          8.00         24.00        24.00
Book value..............................  2,674.45      2,583.58    2,511.87      2,481.17      2,427.61      2,674.45     2,427.61
                                          --------      --------    --------      --------      --------      --------     --------

TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter

                                                  2000                             1999
                                     -----------------------------   -----------------------------     Increase (decrease) due to:
                                                Interest                         Interest              ----------------------------
                                     Average     Income/    Yield/   Average      Income/   Yield/                 Yield/     Total
                                     Balance     Expense     Rate    Balance      Expense    Rate      Volume       Rate     Change
                                     -------     -------    ------   -------     --------   ------     ------       ----     ------
ASSETS
Interest earning assets:
    Loans (2).....................  $596,915    $ 14,570    9.71%    $505,844    $ 11,703    9.18%    $ 2,165    $   702    $ 2,867
    Taxable investment
      securities..................  $142,799    $  2,056    5.73     $143,798    $  1,964    5.42     $   (14)   $   106    $    92
    Non taxable investment
      securities (1)..............     1,304          20    6.00            -           -                  10         10         20
    Federal funds sold............    14,582         233    6.36       13,601         238    6.96          17        (22)        (5)
    Other investments.............    15,916         191    4.77       40,178         467    4.61        (339)        63       (276)
                                     -------    --------              -------    --------             -------    -------    -------
Total interest earning assets.....   771,516    $ 17,070    8.80%     703,421    $ 14,372    8.11%    $ 1,839    $   859    $ 2,698
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Noninterest earning assets:
    Cash and due from banks.......    31,996                           27,184
    Premises and equipment........    35,108                           28,994
    Other assets..................    20,886                           23,390
    Allowance for loan losses.....    (6,402)                          (5,032)
                                     -------                          -------
Total assets......................  $853,104                         $777,957
                                     =======                          =======

LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits................ $ 95,950    $    349    1.45%    $ 97,194    $    345    1.41%    $   (38)   $    42    $     4
    Savings deposits...............  158,756       1,478    3.70      140,434       1,081    3.05         190        207    $   397
    Time deposits..................  362,556       5,300    5.82      323,191       4,018    4.93         532        750    $ 1,282
    Short-term borrowings..........   21,581         257    4.74       20,605         193    3.72           6         58    $    64
    Long-term borrowings...........   23,000         489    8.45       23,000         490    8.45           -         (1)   $    (1)
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Total interest bearing liabilities.  661,843    $  7,873    4.73%     604,424    $  6,127    4.02%    $   690    $ 1,056    $ 1,746
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Noninterest bearing liabilities:
    Demand deposits................  109,019                           97,631
    Other liabilities..............    7,884                            8,626
    Shareholders' equity...........   74,358                           67,276
                                     -------                          -------
Total liabilities and equity....... $853,104                         $777,957
                                     =======                          =======
Interest rate spread...............                         4.07%                            4.09%
                                                            =====                            =====
Net interest income and net
    interest margin................             $  9,197    4.74%                $  8,245    4.65%      1,149       (197)       952
                                                ========    =====                ========    =====    =======    =======    =======

----------
(1) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% and 34% tax rate for the quarter ended September 30, 2000 and 1999, respectively.

(2) The average balances of nonaccrual loans are included in the total average loan balances.

TABLE 3.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year-to-date

                                                  2000                             1999
                                     -----------------------------   -----------------------------     Increase (decrease) due to:
                                                Interest                         Interest              ----------------------------
                                     Average     Income/    Yield/   Average      Income/   Yield/                 Yield/     Total
                                     Balance     Expense     Rate    Balance      Expense    Rate      Volume       Rate     Change
                                     -------     -------    ------   -------     --------   ------     ------       ----     ------
ASSETS
Interest earning assets:
    Loans (2).....................  $580,051    $ 41,504    9.56%    $476,750    $ 32,809    9.20%    $ 7,251    $ 1,444    $ 8,695
    Taxable investment
      securities..................   151,561       6,511    5.74      128,804       5,256    5.46         953        302    $ 1,255
    Non taxable investment
      securities (1)..............     1,766          80    6.02            -           -       -          40         40         80
    Federal funds sold............    12,627         574    6.07       32,907       1,211    4.92        (835)       198       (637)
    Other investments.............    20,149         730    4.84       20,525         606    3.95          20        104        124
                                     -------    --------              -------    --------             -------    -------    -------
Total interest earning assets.....   766,154    $ 49,399    8.61%     658,986    $ 39,882    8.09%    $ 7,429    $ 2,088    $ 9,517
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Noninterest earning assets:
    Cash and due from banks.......    29,746                           24,087
    Premises and equipment........    34,498                           27,374
    Other assets..................    20,682                           17,694
    Allowance for loan losses.....    (5,751)                          (4,912)
                                     -------                          -------
Total assets......................  $845,329                         $723,229
                                     =======                          =======

LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits................ $102,362    $  1,195    1.56%    $ 93,370    $  1,038    1.49%    $   101    $    56    $   157
    Savings deposits...............  157,568       4,133    3.50      131,108       2,851    2.91         712        570    $ 1,282
    Time deposits..................  354,386      14,640    5.52      309,433      11,592    5.01       1,771      1,277    $ 3,048
    Short-term borrowings..........   21,886         736    4.49       16,139         428    3.55         166        142    $   308
    Long-term borrowings...........   23,000       1,466    8.52        9,099         575    8.46         883          8    $   891
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Total interest bearing liabilities.  659,202    $ 22,170    4.49%     559,149    $ 16,484    3.94%    $ 3,633    $ 2,053    $ 5,686
                                     -------    --------    -----     -------    --------    -----    -------    -------    -------
Noninterest bearing liabilities:
    Demand deposits................  105,744                           89,852
    Other liabilities..............    7,832                            8,125
    Shareholders' equity...........   72,551                           66,103
                                     -------                          -------
Total liabilities and equity....... $845,329                         $723,229
                                     =======                          =======
Interest rate spread...............                         4.12%                            4.15%
                                                            =====                            =====
Net interest income and net
    interest margin................             $ 27,229    4.75%                $ 23,398    4.75%      3,796         35      3,831
                                                ========    =====                ========    =====    =======    =======    =======

----------
(1) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% and 34% tax rate for the nine months ended September 30, 2000 and 1999, respectively.

(2) The average balances of nonaccrual loans are included in the total average loan balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates 62 branches in North Carolina.

Financial Condition and Results of Operations.
         Net Income. In the first nine months of 2000, BancShares' net income increased $604,000 to $6.0 million from $5.4 million in the first nine months of 1999, an increase of 11.11%. Net income for the third quarter of 2000 increased $9,000 or .43% when compared to the same period of 1999. The increase in net income resulted primarily from an increase in interest income driven by loan growth that was offset by increases in interest expense from growth in deposits and long-term obligations as well as an increase in salaries and employee benefits. Net income for the first nine months of 2000 includes operations, not present in the first nine months of 1999, from seven branches which were acquired from First-Citizens Bank & Trust Company ("FCB") during August 1999 (loans and deposits acquired from FCB were approximately $28.0 and $99.6 million, respectively), as well as six de novo branches opened during the second and third quarters of 1999 and the three de novo branches opened during the second and third quarters of 2000.

         Net income per share for the first nine months of 2000 was $215.37, an increase of $23.21 per share, or 12.08%, from $192.16 per share in 1999. For the third quarter of 2000, net income per share was $69.14, a decrease of $.18 per share or .26%, from $69.32 per share for the third quarter of 1999. Return on average assets for the first nine months of 2000 and 1999 was 0.96% and 1.01%, respectively. For the third quarter of 2000 and 1999, return on average assets was .91% and 1.00%, respectively. Return on average equity for the first nine months of 2000 and 1999 was 11.11% and 11.01%, respectively. For the third quarter of 2000 and 1999, return on average equity was 10.34% and 11.52%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 2 and Table 3.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first nine months of 2000, net interest income was $27.2 million as compared to $23.4 million for the same period in 1999, an increase of $3.8 million, or 16.38%. Of the $3.8 million increase in net interest income, $3.8 million is due to changes in the volume of interest earning assets and interest bearing liabilities while the remaining $35,000 is attributable to rate changes. The net interest margin was 4.75% for first nine months of 2000 and 1999. Net interest income and net interest margin for the third quarter 2000 and 1999 were $9.2 million and 4.74% and $8.2 million and 4.65%, respectively.

         Interest income for the first nine months of 2000 was $49.4 million as compared to $39.9 million in 1999, an increase of $9.5 million or 23.86%. This increase in interest income in the first nine months of 2000 over the first nine months of 1999 is primarily attributable to an increase in average loan balances outstanding from $476.8 million to $580.1 million, an increase of $103.3 million or 21.67.%. Interest income from loans amounted to $41.5 million in the first nine months of 2000 as compared to $32.8 million in the first nine months of 1999, an increase of $8.7 million or 26.5%. BancShares' loan growth is due to the acquisition of seven branches in the third quarter of 1999, the opening of six de novo branches during the second and third quarters of 1999 and three de novo branches during the second and third quarters of 2000, as well as growth within the existing branch network. Earnings from investments, federal funds sold and interest bearing balances due from other banks provided the balance of interest income, contributing $7.9 million and $7.1 million for the first nine months of 2000 and 1999, respectively. The yield on interest-earning assets increased 52 basis points from 8.09% for the first nine months of 1999 to 8.61% for the first nine months of 2000. This increase was due to a rising rate environment initiated by Federal Reserve actions to raise the federal funds rate by 100 basis points between February and May of 2000. BancShares responded to these actions by raising the Bank's prime rate from 8.50% to 9.50%. BancShares is able to respond to these market pressures as 41.40% of the loan portfolio will mature or reprice within one to thirty days and 52.87% will mature or reprice within one year (Table D). These percentages are consistent with the 41.19% and 52.89% scheduled to mature or reprice within one to thirty days and one year, respectively, as of December 31, 1999. Trends in interest earning assets as well as trends for the third quarter of 2000 compared to 1999 are shown in Table 2 and Table 3.

         Interest expense for the first nine months of 2000 was $22.2 million compared to $16.5 million in 1999, an increase of $5.7 million or 34.49%. The increase in interest expense in the first nine months of 2000, compared to the first nine months of 1999, was primarily due to an increase of $100.1 million in average interest-bearing deposit balances between the periods. BancShares deposit growth was primarily driven by the acquisition of seven branches in the third quarter of 1999 during which $99.6 million in deposits were acquired. The average rate paid on interest-bearing deposits was 4.34% and 3.88% for the first nine months of 2000 and 1999, respectively. Borrowings accounted for $2.2 million in interest expense during the first nine months of 2000 compared to $1.0 million during the first nine months of 1999, an increase of $1.2 million or 119.40%. Interest expense on borrowings increased due to the FIDBANK Capital Trust I's issuance of $23.0 million in 8.50% Capital Securities during June of 1999 (see the notes to the consolidated financial statements). The average rate on interest-bearing liabilities for the first nine months of 2000 increased 55 basis points from 3.94% for the first nine months of 1999 to 4.49%. This increase was due to higher average balances in money market and time deposit accounts which bear higher rates of interest and were impacted more by the increasing savings rate environment than other deposit types. Trends in interest bearing liabilities, as well as trends for the third quarter of 2000 compared to 1999 are shown in Table 2 and Table 3.

         Asset Quality and Provision for Loan Losses. For the first nine months of 2000 and 1999, management added $1.9 million and $900,000, respectively, to the allowance for loan losses as volume related provisions for loan losses. The increased provision in the first nine months of 2000 was prompted by strong loan portfolio growth from acquired branches, de novo branch openings and growth within the existing branch network. During the first nine months of 2000, management charged-off loans totaling $1,023,000 and had recoveries of $855,000, resulting in net charge-offs of $168,000. During the same period in 1999, management charged-off $1,263,000 in loans and had recoveries of $284,000, resulting in net charge-offs of $979,000. BancShares' ratio of annualized net loans charged off to average loans decreased from 0.19% at December 31, 1999 to (.07)% at September 30, 2000, due to increased average loan balances outstanding and total recoveries of $855,000 compared to $284,000 at September 30, 1999. The ratio of allowance for loan losses to loans increased to 1.14% at September 30, 2000 from .93% at December 31, 1999 due to increased provision for loan losses, which increased the allowance for loan losses. The following table presents BancShares' comparative asset quality ratios:

                                                                                      September 30,       December 31,
                                                                                          2000                1999
                                                                                     ----------------     ------------
Ratio of annualized net loan charge-offs to average loans.......................          0.04%               0.19%
Allowance for loan losses to loans..............................................          1.14                0.93
Non-performing assets to total gross loans and other real estate owned..........          0.01                0.02
Non-performing assets to total assets...........................................          0.01                0.01

         Management considers the allowance for loan losses, at September 30, 2000, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at September 30, 2000. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based on the examiners' judgments about information available to them at the time of their examinations.

         Noninterest Income. Noninterest income increased $1.5 million or 39.81% for the first nine months of 2000 over the first nine months of 1999. Noninterest income increased during the first nine months of 2000 primarily due to increased service charges and fees on deposit accounts due to increased deposit base from acquired branches, de novo branch openings and growth in the existing branch network. Service charges on deposit accounts increased $916,000 or 42.79% while other service charges and fees increased $246,000 or 15.58% for the first nine months of 2000 over 1999. BancShares' average deposits increased $96.3 million or 15.44% to $720.1 million in the first nine months of 2000 from $623.8 million in the first nine months of 1999. BancShares also experienced a one-time gain on the sale of foreclosed real estate of $138,000, and recognized a one time gain in the third quarter of $107,000 on the sale of marketable equity securities, that was also not present in the first nine months of 1999. For the third quarter of 2000, noninterest income increased $719,000 or 57.47% over the same period of 1999.

         Noninterest Expense. Noninterest expense increased $3.7 million or 21.15%, from $17.3 million in the first nine months of 1999 to $21.0 million in the first nine months of 2000, including increases of $2.1 million in salaries and employee benefits, $430,000 in occupancy and equipment expense, $537,000 in data processing costs and $197,000 in intangibles amortization. These represented increases of 23.15% in salaries and employee benefits, 13.84% in occupancy and equipment expenses, 39.62% in data processing costs and 30.55% in intangibles amortization over the first nine months of 1999. For the third quarter noninterest expense increased $1.1 million or 17.16% from $6.3 million in 1999 to $7.3 million in 2000. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired seven branches during the third quarter of 1999, opened six de novo branches during the second and third quarters of 1999 and three de novo branches during the second and third quarters of 2000, and has seen increased expense within the existing branch network.

         Income Taxes. In the first of nine months of 2000, BancShares had income tax expense of $3.5 million, an increase of $69,200 or 2.05%, from $3.4 million in the prior year period. The resulting effective income tax rates, based on the accruals for the nine months ended September 30, 2000 and 1999, were 36.33% and 38.32%, respectively. For the third quarter BancShares had income tax expense of $1.1 million, a increase of $148,014 or 15.38% from $962,100 in the third quarter of 1999. The effective income tax rates for the third quarter of 2000 and 1999 were 36.35% and 33.01%, respectively.

Capital Resources.

         Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established minimum capital guidelines for the institutions they supervise.

         Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at September 30, 2000 was 9.75% as compared to 9.12% at December 31, 1999.

         BancShares is also required to meet minimum requirements for risk based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2000, the Total Capital Ratio was 13.12% as compared to 12.89% at December 31, 1999.

         The following table presents capital adequacy calculations and ratios of BancShares (dollars in thousands):

                                                       September 30,      December 31,
                                                          2000               1999
                                                       -----------        -----------
Tier 1 capital........................................ $ 81,936           $ 75,601
Total capital.........................................   91,121             83,665
Leverage capital ratio................................     9.75%  (1)         9.12%  (1)
Tier 1 capital ratio..................................    11.79   (1)        11.64   (1)
Total capital ratio...................................    13.12   (1)        12.89   (1)

----------
(1)  These ratios exceed the minimum required regulatory capital ratios.

         At September 30, 2000, and December 31, 1999, the Bank was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceeded the minimum ratios required for it to be classified as "well capitalized." Growth in the Bank's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, the Bank's capital ratios. Between October 1998 and August of 1999, the Bank purchased assets and assumed the deposit liabilities of twelve branch offices of FCB and established six de novo branches during second and third quarters of 1999 and three de novo branches during second and third quarters of 2000. BancShares has entered into a definitive purchase agreement to buy 3 branches of a nonrelated North Carolina Bank in the first quarter of 2001. This transaction will also reduce the Bank's capital ratios, but not below the minimum required to be well capitalized.

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities, federal funds sold, interest bearing deposits in other banks and cash and due from banks. These assets represented 29.54% of deposits at September 30, 2000, a decrease from 33.19% at December 31, 1999. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities divided by deposits and short-term liabilities, was 28.42% at September 30, 2000, compared to 31.95% at December 31, 1999. These ratios have declined as BancShares utilized liquid assets to fund loan growth that exceeded deposit growth.

         The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2000 and 1999. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2000, and December 31, 1999, jumbo time deposits represented 10.39% and 9.26%, respectively, of total deposits.

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

         The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of September 30, 2000. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                          Maturing in year ended September 30,
                                --------------------------------------------------------------------------
                                2001        2002          2003          2004        2005        Thereafter    Total       Fair Value
                                ----        ----          ----          ----        ----        ----------    -----       ----------
                                                                     (Dollars in thousands)
Assets:
Loans:
    Fixed rate............. $  94,086     $ 80,710      $ 83,191     $ 39,572    $ 17,115      $ 30,344     $ 345,018      $ 599,975
    Average rate (%).......      9.37%        8.76%         8.89%        8.08%       8.29%         7.73%         8.76%

    Variable rate.......... $ 127,903     $ 16,349      $ 13,259     $  4,795    $  5,498      $ 88,852     $ 256,656      $ 256,656
    Average rate (%).......     10.28%       10.29%        10.32%       10.11%      10.03%         9.87%        10.13%

Investment securities (1):
    Fixed rate............. $ 112,944     $ 29,888             -            -           -      $      9     $ 142,841      $ 141,499
    Average rate (%).......      5.57%        6.46%            -            -           -         10.88%         5.75%

Liabilities:
Savings and interest
    bearing checking:
    Fixed rate............. $ 258,496            -             -            -           -             -     $ 258,496      $ 258,496
    Average rate (%).......      2.46%           -             -            -           -             -          2.46%

Certificates of deposit:
    Fixed rate............. $ 258,581     $ 72,844      $ 19,135     $ 14,603           -             -     $ 365,163      $ 366,032
    Average rate (%).......      5.72%        6.35%         6.42%        6.08%          -             -          5.90%

Short-term obligations:
    Variable rate.......... $  23,747            -             -            -           -             -     $  23,747      $  23,747
    Average rate (%).......      4.92%           -             -            -           -             -          4.92%

Long-term obligations:
    Fixed rate.............         -            -             -            -           -      $ 23,000     $  23,000      $  20,700
    Average rate (%).......         -            -             -            -           -           8.5%          8.5%

----------
(1) Marketable equity securities with a book value of approximately $2,644,602 and a fair value of approximately $7,839,255 have been excluded from this table.

         Interest Sensitivity. The table below presents BancShares interest sensitivity position at September 30, 2000. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

         As of September 30, 2000, BancShares had a positive one-year cumulative gap position of 9.83% and a positive total cumulative gap position of 13.90%. At December 31, 1999, BancShares had a negative one-year cumulative gap position of 1.47% and a positive total cumulative gap position of 13.31%. The increase in the one-year cumulative gap position at September 30, 2000 is due to the repositioning of securities, which at December 31, 1999, would mature in greater than one year and at September 30, 2000, will mature in less than one year.

                                                                           September 30, 2000
                                       ----------------------------------------------------------------------------------------
                                         1-30         31-90      91-180       181-365       Total          Total
                                         Days         Days        Days         Days       One-Year          Non
                                       Sensitive    Sensitive   Sensitive    Sensitive    Sensitive      Sensitive        Total
                                       ---------    ---------   ---------    ---------    ---------      ---------        -----
Assets:
Loans...............................   $249,087     $ 27,676    $ 13,783     $ 27,565     $318,111       $283,563       $601,674
Investment securities...............          -                   74,944       38,000      112,944         29,897        142,841
Federal funds sold..................     12,650            -           -            -       12,650              -         12,650
Other...............................          -            -           -            -            -          2,170          2,170
Interest bearing deposits
    in other banks.................      19,196            -           -            -       19,196              -         19,196
                                       --------     --------    --------     --------     --------       --------       --------
    Total interest earning
      assets.......................    $280,933     $ 27,676    $ 88,727     $ 65,565     $462,901       $315,630       $778,531
                                       ========     ========    ========     ========     ========       ========       ========
Liabilities:
Savings and checking
    with interest..................    $      -     $      -    $      -     $      -     $      -       $154,395       $154,395
Money market savings...............     104,101            -           -            -      104,101              -        104,101
Time deposits......................      44,585       58,911      76,592       78,444      258,532        106,562        365,094
Short-term borrowings..............      23,747            -           -            -       23,747              -         23,747
Long-term borrowings...............                        -           -            -            -         23,000         23,000
                                       --------     --------    --------     --------     --------       --------       --------
    Total interest bearing
      liabilities..................    $172,433     $ 58,911    $ 76,592     $ 78,444     $386,380       $283,957       $670,337
                                       ========     ========    ========     ========     ========       ========       ========
Interest-sensitivity gap...........    $108,500     $(31,235)   $ 12,135     $(12,879)    $ 76,521       $ 31,673       $108,194
                                       ========     ========    ========     ========     ========       ========       ========
Cumulative interest
    sensitivity gap................    $108,500     $ 77,265    $ 89,400     $ 76,521     $ 76,521       $108,194       $108,194
Cumulative interest
    sensitivity gap to total.......
    interest earning assets........       13.94%        9.92%      11.48%        9.83%        9.83%         13.90%         13.90%

Accounting and Other Matters.

         In June 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this Statement on January 1, 2001, and does not anticipate any material effect on its consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

During September 2000, the Bank entered into an agreement to acquire the Rockingham, Mebane and Yanceyville branch offices of another North Carolina-based bank. In connection with that transaction, it currently is expected that the Bank will acquire assets totaling approximately $15 million (including approximately $6.9 million in loans) and to assume an aggregate of approximately $60.3 million in deposit liabilities. Subject to the receipt of required regulatory approvals and the satisfaction of other customary conditions, the transaction is expected to be consummated during the first quarter of 2001.

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

----------
(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIDELITY BANCSHARES (N.C.), INC.

Dated:  November 13, 2000                  By:/s/ Mary A. Woodard
                                           ===============================
                                           Mary A. Woodard
                                           Chief Financial Officer and Treasurer