Form 10-K405
period 2000-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2001-03-30
CIK 825953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                     For the year ended December 31, 2000

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
    (state or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

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

     8.50% Capital Securities issued by FIDBANK Capital Trust I
     8.50% Junior Subordinated Debentures, issued by Registrant

Securities registered pursuant to Section 12(g) of the Act:
     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  [X]  No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 29, 2001: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

                 Common Stock - $25 Par Value, - 28,070 shares
--------------------------------------------------------------------------------
        (Number of shares outstanding, by class, as of March 29, 2001)

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

BancShares also is the parent company of FIDBANK Capital Trust I ("FIDBANK"), a Delaware business trust that was organized for the sole purpose of issuing and selling $23.0 aggregate liquidation amount of 8.50% capital securities (the "Capital Securities"). The net proceeds from that sale, together with the proceeds from FIDBANK's issuance of its common securities to BancShares, were invested in a like aggregate face amount of BancShares' 8.50% junior deferrable interest subordinated debentures which mature during 2029. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after June 30, 2004. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which FIDBANK exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of FIDBANK's payment of distributions and other payments on the Capital Securities.

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

The Bank is a state-chartered commercial bank. Its predecessor bank, Bank of Fuquay, was organized during 1909 and merged with Bank of Biscoe during 1970, at which time the continuing bank's name was changed to The Fidelity Bank. The Bank currently operates 62 banking offices in 44 separate central North Carolina communities, 20 of which have been opened or acquired from other institutions within the past five fiscal years. Most recently, during 1998 the Bank purchased an aggregate of $35.7 million in assets and assumed an aggregate of $75.1 million in deposit liabilities, associated with five branch offices of a related financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB"), and during 1999, it purchased an aggregate of $29.1 million in assets and assumed an aggregate of $99.6 million in deposit liabilities, associated with seven additional branch offices of FCB. (See "Item 13. Certain Relationships and Related Transactions" and note 15 to BancShares' consolidated financial statements.) Additionally, during 1998, 1999, and 2000, the Bank opened 15 de novo branch offices.

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

Employees. At December 31, 2000, the Bank employed 371 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares does not have any separate employees.

Supervision and Regulation. BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, BancShares is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and its activities are limited to those permitted to bank holding companies. BancShares is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other bank or bank holding company. Additionally, the BHC Act prohibits BancShares from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required, subject to certain limits, to guarantee compliance by those subsidiaries with capital restoration plans filed with their regulators.

The federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act") dramatically changed various federal laws governing the banking, securities, and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for BancShares and the Bank to provide other services and obtain other revenues in the future, and also may present new competitive challenges.

The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Articles of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

As an insured, state-chartered bank that is not a member of the Federal Reserve System, the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the "Commissioner") and the Federal Deposit Insurance Corporation. Absent approval of the FDIC, the Bank is prohibited from engaging as principal in activities that are not permitted for national banks, and it is prohibited from acquiring or retaining any equity investment of a types not permitted for national banks.

As a subsidiary of BancShares, the Bank is subject to restrictions under federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, BancShares and certain other affiliated entities. Though it is not a member of the Federal Reserve System, the Bank is subject to the FRB's reserve requirements applicable to all banks, and its business is significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the Bank's cost and the availability of funds and the rates of interest charged on its loans and paid on its deposits.

The FDIC, Commissioner and FRB have broad powers to enforce laws and regulations applicable to BancShares and the Bank, and to require corrective action of conditions affecting the safety and soundness of the Bank. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

ITEM 2 - PROPERTIES

At December 31, 2000 the Bank maintained 62 banking offices in 44 central North Carolina communities. BancShares owns the majority of the buildings and leases other facilities from third parties. Statistical information with respect to BancShares' property and equipment is contained in this filing under "Item 8. Financial Statements and Supplementary Data."

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR BANCSHARES' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

BancShares' common stock is not traded in an established public trading market. On March 15, 2001, there were 122 record holders of BancShares' common stock.

The per share cash dividends paid by BancShares during each quarterly period during 2000 and 1999 are set forth in Table XI, under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. A cash dividend of $8.00 per share was declared by the Board of Directors on January 29, 2001, payable March 30, 2001, to holders of record as of March 1, 2001. BancShares' sole source of funds for the payment of dividends to its shareholders is dividends it receives from the Bank. Payments of dividends by BancShares and the Bank are made at the discretion of their Boards of Directors and are contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information for BancShares as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. The data has been derived from BancShares' audited consolidated financial statements. The consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, and the independent auditors' report thereon, are included elsewhere in this filing. The following should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            As of and for the year ended December 31,
                                                      ----------------------------------------------------
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
                                                         (Dollars in thousands, except per share data)
Summary of Operations
Interest income ...................................   $ 67,047   $ 55,379   $ 46,570   $ 43,249   $ 37,238
Interest expense ..................................     30,474     23,213     19,892     19,016     16,245
                                                      --------   --------   --------   --------   --------
Net interest income ...............................     36,573     32,166     26,678     24,233     20,993
Provision for loan losses .........................      2,625      1,200        630        360        360
                                                      --------   --------   --------   --------   --------
Net interest income after provision for loan losses     33,948     30,966     26,048     23,873     20,633
Noninterest income ................................      7,166      5,183      5,476      3,974      3,348
Noninterest expense ...............................     28,396     24,044     19,418     15,878     14,191
                                                      --------   --------   --------   --------   --------
Net income before income. taxes ...................     12,718     12,105     12,106     11,969      9,790
Income taxes ......................................      4,617      4,468      4,457      4,581      3,487
                                                      --------   --------   --------   --------   --------
Net income ........................................   $  8,101   $  7,637   $  7,649   $  7,388   $  6,303
                                                      ========   ========   ========   ========   ========
Selected Period-End Balances
Total assets ......................................   $907,670   $839,088   $694,134   $582,995   $542,138
Investment securities and federal funds sold ......    180,554    165,356    186,804    177,240    161,429
Loans, gross ......................................    614,817    551,148    439,208    358,250    334,880
Interest earning assets ...........................    817,422    759,311    627,874    537,293    497,963
Deposits ..........................................    772,520    716,014    609,646    505,237    479,140
Interest bearing liabilities ......................    711,971    658,212    533,380    448,832    429,649
Shareholders' equity ..............................     77,513     69,895     64,808     59,117     51,242
Common shares outstanding .........................     28,070     28,170     28,410     28,410     28,410
                                                      --------   --------   --------   --------   --------
Selected Average Balances
Total assets ......................................   $853,293   $753,286   $610,306   $558,119   $476,559
Investment securities and federal funds sold ......    171,074    166,835    156,254    163,113    139,262
Loans, gross ......................................    587,468    493,023    390,162    349,526    297,229
Interest earning assets ...........................    774,422    686,557    559,348    514,410    437,880
Deposits ..........................................    726,126    647,566    528,672    487,985    414,829
Interest bearing liabilities ......................    664,215    584,675    465,999    433,979    370,876
Shareholders' equity ..............................     73,577     66,804     61,870     54,840     46,824
Common shares outstanding .........................     28,132     28,279     28,410     28,410     28,570
                                                      --------   --------   --------   --------   --------
Profitability Ratios
Return on average total assets ....................       0.95%      1.01%      1.25%      1.32%      1.32%
Return on average shareholders' equity ............      11.01      11.43      12.36      13.47      13.46
Dividend payout ratio (1) .........................      11.11      11.85      11.88      12.31      14.51
                                                      --------   --------   --------   --------   --------
Liquidity and Capital Ratios
Average loans to average deposits .................      80.90%     76.13%      73.8%     71.63%     71.65%
Average shareholders' equity to average total
     assets........................................       8.62       8.87      10.14       9.83       9.83
Tier 1 capital ratio (2) ..........................      11.87      12.06      12.96      13.24      10.30
Total capital ratio (2) ...........................      13.29      13.34      11.87      14.09      14.49
Leverage capital ratio (2) ........................       9.72       9.12       7.65       8.28       8.63
                                                      --------   --------   --------   --------   --------
Per Share of Common Stock
Net income (3) ....................................   $ 287.97   $ 270.05   $ 269.25   $ 260.04   $ 220.63
Cash dividends ....................................         32         32         32         32         32
Book value (4) ....................................   2,761.41   2,481.17   2,281.17   2,080.86   1,803.66
                                                      --------   --------   --------   --------  ---------
Asset Quality Ratios
Nonperforming assets to total gross loans and other
     real estate owned ............................       0.01%      0.02%      0.03%      0.02%      0.02%
Net charge-offs to average loans ..................       0.08       0.19       0.04        0.1       0.14
Total allowance for loan losses to total loans ....       1.19       0.93       1.05       1.16       1.24
                                                      --------   --------   --------   --------   --------

__________

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"), for the years 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and related notes presented under "Item 8. Financial Statements and Supplementary Data." BancShares is a bank holding company with two wholly-owned subsidiaries - The Fidelity Bank (the "Bank"), a North Carolina-chartered bank, and FIDBANK Capital Trust I (the "Trust") - a statutory business trust created under the laws of the State of Delaware.

Acquisitions.

     2000 Acquisitions. BancShares made no acquisitions during 2000.

     1999 Acquisitions. In August 1999, BancShares acquired the deposits of seven North Carolina branches of First-Citizens Bank & Trust Company ("FCB") (see notes 2 and 15 to BancShares' consolidated financial statements). These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:

                                     Transaction    Loans     Deposits
                                        Date       Acquired   Acquired
                                        ----       --------   --------
                                                  (Dollars in thousands)

Gibsonville branch ..................  Aug-99      $ 4,496    $ 11,465
Kings Mountain branch ...............  Aug-99        6,021      22,910
Polkville branch ....................  Aug-99        1,811       8,749
Shelby branch .......................  Aug-99        7,094      20,649
Stokesdale branch ...................  Aug-99        2,467       6,040
Stoneville branch ...................  Aug-99        2,366      19,475
Wentworth branch ....................  Aug-99        3,783      10,285
                                                   -------    --------
     1999 acquisition totals.........              $28,038    $ 99,573
                                                   =======    ========

     1998 Acquisitions. In October 1998, BancShares acquired the deposits of five North Carolina branches of FCB. These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:

                                     Transaction    Loans     Deposits
                                        Date       Acquired   Acquired
                                        ----       --------   --------
                                                  (Dollars in thousands)

Siler City branch ...................  Oct-98      $ 6,754    $ 14,202
Salisbury branch ....................  Oct-98       11,754      20,310
Gastonia Main branch ................  Oct-98        5,933      33,544
Gastonia Union Road branch ..........  Oct-98        3,419       3,518
Gastonia Cox Road branch ............  Oct-98        5,834       3,519
                                                   -------    --------
     1998 acquisition totals.........              $33,694    $ 75,093
                                                   =======    ========

Results of Operations.

     Net Income. For 2000, net income of $8.1 million represented a 6.1% increase from 1999 net income of $7.6 million. BancShares experienced a strong increase in net interest income as well as noninterest income during 2000, slightly offset by an increase in the provision for loan losses due to strong loan growth and industry conditions.

     1999 net income of $7.6 million represented a 0.17% decrease from 1998 net income of $7.6 million. While BancShares' experienced a strong increase in net interest income during 1999, this growth was hampered by an increase in provision for loan losses due to strong loan growth and an increase in operating expenses due to the acquisition of seven branches during the third quarter. BancShares also experienced a decrease in noninterest income during 1999 due to a one time gain recorded in 1998 on the sale of rights to service mortgage loans which was not present in 1999.

     Net income per share for 2000 was $287.97 compared to $270.05 for 1999; the increase is attributable to increased earnings and decreased shares outstanding due to the repurchase by BancShares of 100 shares of common stock.

     1999 net income per share was $0.80 more than the $269.25 recognized for 1998. The increase in net income per share during 1999 was attributable to a decrease in shares outstanding with BancShares' repurchase of 240 shares of common stock during the second quarter of 1999.

     Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on earning assets and interest bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. Table I sets forth the average balances on interest earning assets and interest bearing liabilities, as well as the average yields earned and average rates paid for 2000, 1999 and 1998. The average prime rate, as set by the Federal Reserve, was 9.23%, 8.00%, and 8.35% for the years ended December 31, 2000, 1999, and 1998, respectively.

     In 2000, net interest income was $36.6 million compared to $32.2 million in 1999, an increase of $4.4 million or 13.7%. 1999 net interest income was $5.5 million (20.57%) greater than 1998 net interest income of $26.7 million. The increase in net interest income in 2000 and 1999 was attributable to increased interest income from loans that occurred due to increased loan balances in both years. Interest income grew $11.7 million or 21.1% during 2000 and $8.8 million or 18.92% in 1999 compared to the respective previous year. Interest income totaled $67.0 million in 2000, $55.4 million in 1999, and

$46.6 million in 1998. Interest expense increased $7.3 million, or 31.3%, in 2000 and $3.3 million, or 16.70%, in 1999 compared to previous year. Interest expense was $30.5 million in 2000, $23.2 million in 1999, and $19.9 million in 1998. The increase in 2000 was due to higher volumes of interest bearing liabilities and the increasing interest rate environment; in 1999 the increase was attributable to higher volumes of interest bearings liabilities. The rates paid on interest bearing liabilities were 4.59%, 3.97%, and 4.27% in 2000, 1999, and 1998, respectively.

     Loans produced the largest component of interest income, amounting to $56.4 million in 2000, $45.3 million in 1999, and $37.6 million in 1998. This represented an increase of $11.2 million or 24.7% in 2000 and $7.6 million or 20.34% in 1999. During 2000 and 1999, average loans outstanding increased $94.4 million or 19.2% and $102.9 million or 26.36%, respectively. In both years, loan growth within the existing branches and de novo branch openings contributed to the increases. In addition, in 1999, the overall growth was partially attributable to the acquisition of seven branches, in which $28.0 million of loans were acquired. Average yields on loans during 2000, 1999 and 1998 were 9.63%, 9.20%, and 9.66%, respectively. The increase in the 2000 average yield was due to the increase in average prime rate during 2000 compared to 1999. Likewise, the decline in the 1999 average yield on loans was due to the decline in the average prime rate during 1999 compared to 1998.

     Earnings from investments and federal funds sold provided the remainder of interest income, contributing $10.6 million in 2000, $10.1 million in 1999, and $9.0 million in 1998. Average balances and yields on these securities are shown in Table I. Included in 1999's $10.1 million earned on investments and federal funds sold is $1.0 million earned on interest bearing cash balances attributable to the deposit of proceeds from the $23.0 million Capital Trust Securities issuance during 1999 (see note 8 to BancShares' consolidated financial statements). Average interest bearing cash balances during 2000 and 1999 were $13.7 million and $17.0 million, which earned an average rate of 6.20% and 5.22%, respectively. There were no interest bearing cash balances during 1998.

     As noted above, total 2000 interest expense increased 31.3% above that of 1999, which increased 16.7% compared to 1998. The principal component of BancShares' interest expense is interest paid on deposits, which totaled $27.5 million in 2000, $21.5 million in 1999, and $19.5 million in 1998. Average interest bearing deposit balances for 2000, 1999, and 1998 were $618.6 million, $553.9 million, and $456.1 million, respectively. This represents an increase of 11.7% in 2000 and 21.4% in 1999 over the prior years due to de novo branch openings and growth within the existing branch network. Additionally, the growth during 1999 was partially attributable to the acquisition of branches. Included in the $23.2 of million interest expense in 1999, is interest expense of $1.1 million resulting from the $23.0 million Capital Trust Securities issued by the Trust during 1999 (see note 8 to BancShares' consolidated financial statements). These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50%, are callable in 2004, and mature in 2029. The average balance on the long-term obligations during 2000 and 1999 was $23 million and $12.6 million, respectively; the average rate paid on the obligations was 8.50% in 2000 and 8.44% in 1999. There were no long-term obligations outstanding in 1998. See Table I and Table II.

     BancShares' interest rate spread was 4.09%, 4.11%, and 4.08% on a tax equivalent basis in 2000, 1999, and 1998, respectively. BancShares' ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings. Therefore, it is necessary for BancShares to effectively manage earning assets and interest bearing liabilities.

     Provision for Loan Losses. BancShares' provision for loan losses charged against earnings was $2,625,000, $1,200,000, and $630,000 in 2000, 1999, and
1998, respectively. The provision for loan losses increased primarily due to increased loan balances, de novo branch openings and growth within the existing branch network. As noted above, average loans grew $94.4 million or 19.2% in 2000 compared to $102.9 million or 26.34% in 1999. BancShares' also experienced an increase in net charge-offs during 2000 and 1999 compared to previous years, as discussed herein under `Asset Quality', which influenced the provision for loan losses in those years. BancShares' provision for loan losses was also impacted in 2000 by a slight softening of the economy during the year.

     Noninterest Income. Noninterest income, which consists primarily of service charges, commissions and fees, increased $1,983,000 in 2000 over 1999 and decreased $293,000 in 1999 compared to 1998. Total noninterest income was $7.2 million in 2000, $5.2 million in 1999, and $5.5 million in 1998. The increase in 2000 in noninterest income is attributable to growth in fee-earning transaction accounts, increase in fees charged, and improved fee collection on accounts. The primary increase is due to increased deposit accounts, a new overdraft checking product, and increased NSF fees. The 1999 decrease in noninterest income compared to 1998 is primarily attributable to the sale of the Bank's rights to service $51 million in mortgage loans to Southern Bank and Trust Company for $522,000, resulting in a gain of $507,456 in 1998 (see notes 4 and 15 to BancShares' consolidated financial statements). Also affecting the 1999 decrease in noninterest income was BancShares' contribution of one of the Bank's banking facilities to the North Carolina Community Foundation in 1998. BancShares recorded the market value of the land and building, $448,000, as a contribution expense and, after writing off the value of the land of $40,000, recognized a gain of $408,000 in 1998. The remaining components of other income, service charges on deposit accounts and other service charges and fees, increased during 1999 by $441,000 and $233,000, respectively, over 1998. These increases in 1999 and 1998 were attributable to acquired branches, de novo branch openings and deposit growth within the existing branch network.

     Noninterest Expense. Noninterest expense includes expenses attributable to personnel, occupancy, furniture and equipment, data processing, FDIC assessments, printing, supplies, legal and professional fees, postage, amortization of intangibles, and other miscellaneous operating expenses. Noninterest expense was $28.4 million in 2000, $24.0 million in 1999, and $19.4 million in 1998. Control of noninterest expense is an important aspect in managing net income. Acquisition of branches during 1999 and 1998 should enhance future operating results of BancShares; however, for the following fifteen years, earnings will be reduced as BancShares amortizes intangibles resulting from the acquisitions.

     The most significant element of BancShares' noninterest expense is personnel costs. Salaries and benefits represented 53.7%, 52.22%, and 48.78% of total noninterest expense during 2000, 1999, and 1998, respectively. Salaries and benefits increased by $2.7 million or 21.4% in 2000 and $3.1 million or 32.57% in 1999. The primary causes of these increases are the acquisition of seven branches in 1999 (for which costs have been incurred for an entire year during 2000) and the opening of three de novo branches in 2000 and six in 1999.

     Occupancy and equipment expenses increased from $3.7 million in 1998 to $4.4 million in 1999 to $4.8 million in 2000. These increases of $362,000 in 2000 and $706,000 in 1999 were attributable to acquired branches and de novo branch openings noted above.

     Data processing costs represent charges by vendors that perform data processing services for the Bank. Data processing fees are primarily based upon per item or per account charges. Data processing costs were $2.5 million, $1.9 million, and $1.4 million in 2000, 1999, and 1998, respectively. These increases were due to the addition of acquired and de novo branches as well as growth in the loan and deposit base in the existing branch network, as noted above.

     Amortization of intangibles during 2000 increased $197,000 to $1,121,000 compared to $924,000 for 1999. Amortization of intangibles was $599,000 in 1998. The increase in amortization of intangibles during 2000 and 1999 was attributable to the acquisition of seven branches in the third quarter of 1999. Intangibles from these acquisitions amounted to $4.1 million (see note 2 and 15 to BancShares' consolidated financial statements). Also impacting intangibles amortization in 2000 and 1999 was the effect of a full year of amortization on intangible assets arising from the 1998 acquisitions. These intangibles are amortized over 15 years (see note 1 to BancShares' consolidated financial statements).

     Other miscellaneous operating expenses were $4.7 million, $4.2 million, and $4.2 million in 2000, 1999, and 1998, respectively. Other miscellaneous operating expense during 1998 included BancShares' contribution expense of a building at fair market value to a non-profit agency and the recognition of $448,000 in contribution expense on this donation. Without the contribution expense in 1998, 1999 other miscellaneous operating expenses increased $452,000 over 1998. These increases, as well as the $481,000 current year increase, were the result of increases in costs across all categories of other operating expenses due to the increased customer base and account activity resulting from acquired branches, de novo branch openings and growth within the existing branch network.

     Income Taxes. In 2000, 1999, and 1998, BancShares had taxable income for book purposes that resulted in income tax expense of $4.6 million, $4.5 million, and $4.5 million, respectively. The resulting effective income tax rates for the years ended December 31, 2000, 1999, and 1998 were 36.30%, 36.91%, and 36.82%, respectively.

Financial Condition.

     Earning and Noninterest Earning Assets. Earning assets consist of loans, investment securities, and short-term investments that earn interest. Average earning assets during 2000 were $774.4 million, an increase of $87.9 million or 12.8% over 1999's interest earning assets of $686.6 million. During 1999, average interest earning assets increased $127.2 million or 22.74% from the 1998 average of $559.3 million. Increases during both years resulted from de novo branch openings and growth within the existing branch network. Further, in 1999, growth was partially attributable to the acquisition of branches noted above. Cash received from the $23.0 million Capital Trust Securities issuance and acquisition of branches in 1999 was invested in loans and short-term investments, including federal funds and interest bearing cash deposits.

     Average noninterest earning assets during 2000 were $78.9 million compared to $66.7 million in 1999, an increase of 18.2%. During 1999, an increase of $15.8 million or 30.95% occurred compared to the 1998 average of $51.0 million. The 2000 and 1999 increases were primarily due to increases in cash, fixed assets and intangible assets resulting from the acquired branches or de novo branch openings. The average balances of noninterest earning assets are shown in Table I.

     Return on average total assets for 2000 was 0.95%, compared to 1.01% and 1.25% in 1999 and 1998, respectively. The decline for 2000 was the result of increased total average assets, primarily attributable to de novo branch openings in 2000 and a full year's impact of branches that opened in 1999, that was proportionately greater than the increase in earnings. The decline in return on average total assets for 1999 was caused by increases in average total assets primarily attributable to the acquired branches and de novo branch openings during 1999. Changes in the composition of average balances are shown in Table I and Table II.

     Return on average equity for 2000 was 11.01%, compared to 11.43% and 12.36% in 1999 and 1998, respectively. In 2000, the decline was due to increased average equity due to earnings and unrealized gains on securities available for sale. The decline in the 1999 return on average equity was due to a slight decline in net income and an increase in average equity driven by earnings.

     Interest Bearing and Noninterest Bearing Liabilities. Interest bearing liabilities consist of deposits, short-term borrowed funds and long-term borrowed funds. Average interest bearing liabilities during 2000 were $664.2 million, an increase of 13.6% from the 1999 average of $584.7 million, which was 25.47% higher than that of 1998, $466.0 million. BancShares' principal interest bearing liabilities are interest bearing deposits. Interest bearing deposits represented $618.6 million, $553.9 million, and $456.1 million of average interest bearing liabilities in 2000, 1999, and 1998, respectively. Short-term borrowings and long-term borrowings represent the remaining balances. The 1999 increase in long-term borrowings is due to the $23.0 million Capital Trust Securities issuance (see note 8 to BancShares' consolidated financial statements). The cost of total interest bearing liabilities was 4.59%, 3.97%, and 4.27% in 2000, 1999, and 1998, respectively.

     Average noninterest bearing liabilities during 2000 were $115.5 million, an increase of $13.7 million or 13.5% over 1999's average, $101.8 million. During 1999, the average noninterest bearing liabilities increased $19.4 million or 23.50% over the 1998 average of $82.4 million. Noninterest bearing demand deposits are the principal noninterest bearing liability. Increases in noninterest bearing demand deposit balances are attributable to acquired branches, de novo branch openings and expansion within the existing branch network. See Table I.

     Loans. As of December 31, 2000, loans, net of the allowance for loan losses, totaled $607.5 million compared to $546.0 million and $434.6 million at year-end 1999 and 1998, respectively. The increase was attributable to normal loan growth, from the existing branch network and de novo branch openings in 2000 and 1999. Also in 1999, growth was due to acquired loans of $28.0 million from the acquisition of seven branches in third quarter 1999. The composition of the loan portfolio for each of the years in the five year period ended December 31, 2000 is listed in Table IV. During 2000, BancShares experienced strong growth in construction and land development loans and commercial and industrial loans. This growth was generally consistent with the prior year.

     Rate sensitivity and liquidity in the loan portfolio are achieved by making loans with adjustable interest rates and shorter maturities. This allows the Bank to adjust its pricing structure with changes in interest rates. At the end of 2000, 38.0% of the loan portfolio was due to mature or would be available for interest rate repricing in 2001. See Table IV.

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

     At December 31, 2000, the fair value of available for sale securities exceeded the carrying value by $6.2 million, deferred taxes related to these available for sale securities were $2.5 million, and shareholders' equity included $3.7 million for the net unrealized gain related to these available for sale securities. At December 31, 1999, the fair value of available for sale securities exceeded the carrying value by $5.1 million, deferred taxes related to these available for sale securities were $2.1 million, and shareholders' equity included $3.0 million for the net unrealized gain related to these available for sale securities. BancShares does not maintain a trading account.

Asset Quality.

     Provision and Allowance for Loan Losses. Because BancShares' loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. In 2000, BancShares charged-off loans net of recoveries of $469,000. This represents a decrease of $470,000 from 1999 net charge-offs of $939,000. This decrease is primarily the result of increased recoveries in 2000. The 1999 net charge-offs of $939,000 were an increase of $765,000 from 1998 net charge-offs of $174,000. This increase is primarily the result of reduced recoveries in 1999. The percentage of charge-offs (net of recoveries) to average outstanding loans was 0.08% in 2000, 0.19% in 1999, and 0.04% in 1998. See Table V.

     The ratio of total non-performing assets to total loans plus other real estate was 0.01% and 0.02% at December 31, 2000 and 1999, respectively. Assets classified as other real estate were $75,000 and $117,000 at December 31, 2000 and 1999, respectively.

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

     At December 31, 2000 and 1999, the Bank did not have any nonaccrual loans, nor did the Bank have any restructured or impaired loans. At December 31, 2000 and 1999, the Bank did not have any accruing loans 90 days or more past due.

     The allowance for loan losses represented 1.19% and 0.93% of loans outstanding at year-end 2000 and 1999, respectively. The Bank's provision for loan losses charged against earnings was $2,625,000, $1,200,000, and $630,000, in 2000, 1999, and 1998, respectively. The increase in the provision for loan losses in 2000 and 1999 was primarily attributable to loan growth from de novo branch openings and expansion in the existing branch network in both years, as well the addition of loans from acquired branched during 1999 discussed above. BancShare's also experienced an increase in net charge-offs during 2000 and 1999 compared to previous years, which influenced the provision for loan losses in those years. BancShares' provision for loan losses was also impacted in 2000 by a slight softening in the economy during the year.

     Management considers the December 31, 2000 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with generally accepted accounting principles and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities, federal funds sold, and cash and due from banks. These assets represented 31.51% of deposits at December 31, 2000, a decrease from 33.19% at December 31, 1999.

     BancShares' liquidity ratio, which is defined as cash plus short-term and marketable securities divided by deposits and short-term liabilities, was 30.22% at December 31, 2000, compared to 31.95% at December 31, 1999. In addition, the Bank has a $108 million line of credit with the Federal Home Loan Bank to meet liquidity needs.

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

     Funds received from any maturing investments that are not immediately necessary to sustain BancShares' liquidity are invested in similar instruments or used to fund any increased loan demand. Investments scheduled to mature within the one year time frame, without consideration of marketable equity securities, represented 84.32% and 23.70% of the total investment securities portfolio at December 31, 2000 and 1999, respectively.

     In addition, BancShares held marketable equity securities with fair values of $8.8 million and $7.7 million at December 31, 2000 and 1999, respectively. These investments are classified as available for sale and could be sold at management's discretion.

     BancShares' consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing, and financing activities for 2000, 1999, and 1998. In 2000, BancShares' operating activities provided cash flows of $14.3 million. Net income of $8.1 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $76.5 million of BancShares' cash flow. Loans originated, net, of principal collected, used $64.3 million. Securities purchases, net of maturities, used $7.7 million, and expenditures for premises and equipment utilized $4.4 million of BancShares' cash flow. Net additional cash inflows of $59.0 million resulted from financing activities, principally from deposit inflows of $56.5 million.

     In 1999, BancShares' operating activities provided cash flows of $9.8 million. Net income of $7.6 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $72.9 million of BancShares' cash flow. Loans originated, net, of principal collected, used $84.8 million. Cash received in connection with the acquisition of branches provided $66.3 million of BancShares cash flow. Securities maturities, net of purchases, used $45.0 million, and expenditures for premises and equipment utilized $9.1 million of BancShares' cash flow. Net additional cash inflows of $39.8 million resulted from financing activities, principally from short-term and long-term borrowing inflows of $11.3 million and $23.0 million, respectively.

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

     The Bank has no brokered funds. Jumbo certificates of deposit ("CD's") are considered to include all CD's of $100,000 or more. The Bank does not and has never aggressively bid on these deposits, and it does not seek nor does it accept deposits from outside of its general trade area. Almost all of the Bank's jumbo CD customers have other relationships with the Bank, including savings, demand and other time deposits and, in some cases, loans. At December 31, 2000 and 1999, jumbo CD's represented 10.47% and 9.26% of total deposits, respectively.

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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 2000. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2000 since they are subject to immediate repricing.

                                                        Maturing in year ended December 31,
                                         -------------------------------------------------------------------
                                           2001       2002       2003       2004       2005       Thereafter   Total     Fair Value
                                         --------   --------   --------   --------   --------     ----------   -----     ----------
                                                                          (Dollars in thousands)
Assets
   Loans:
       Fixed rate ....................   $ 95,246   $ 84,828   $ 89,359   $ 38,034   $ 15,278     $ 29,121     $351,866  $ 350,866
       Average rate (%) ..............       9.36%      9.00%      8.82%      8.11%      8.29%        7.74%        8.82%

       Variable rate .................   $135,687   $ 15,642   $ 13,683   $  4,242   $  5,538     $ 88,159     $262,951  $ 262,951
       Average rate (%) ..............      10.26%     10.31%     10.30%     10.16%      9.95%       10.03%       10.18%

   Investment securities (1):

       Fixed rate ....................   $127,911   $ 14,986          -          -          -     $      8     $142,905  $ 142,797
       Average rate (%) ..............       5.68%      6.34%         -          -          -        10.86%        5.75%

Liabilities
   Savings and interest bearing

       Checking:
       Fixed rate ....................   $288,375          -          -          -          -            -     $288,375  $ 288,375
       Average rate (%) ..............       2.79%         -          -          -          -            -         2.79%

   Certificates of deposit:

       Fixed rate ....................   $275,846   $ 57,664   $ 26,718   $ 13,726          -            -     $373,954  $ 375,154
       Average rate (%) ..............       5.91%      6.24%      6.54%      6.17%         -            -         6.02%

   Short-term obligations:

       Variable rate .................   $ 26,641          -          -          -          -            -     $ 26,641  $  26,642
       Average rate (%) ..............       4.66%         -          -          -          -            -         4.66%

   Long-term obligations:

       Fixed rate ....................          -          -          -          -          -     $ 23,000     $ 23,000  $  19,849
       Average rate (%) ..............          -          -          -          -          -         8.50%        8.50%

_________

(1) Marketable equity securities with a book value of approximately $2,645,000 and a fair value of approximately $8,799,000 have been excluded from this table.

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

     As of December 31, 2000, BancShares had a positive one year cumulative gap position of 12.49% and a positive total cumulative gap position of 13.72%. BancShares has interest earning assets of $511.1 million maturing or repricing within one year and interest bearing liabilities of $408.0 million repricing within one year. BancShares experienced growth in loans and investments with maturities of one year or less which were outpaced by the growth in deposits and short-term borrowings which also had maturities of one year or less. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

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

     As of December 31, 2000, BancShares' Leverage Capital Ratio (as defined herein) was 9.72%, as compared to 9.12% and 7.65%, respectively, at year-end 1999 and 1998. Within RBC calculations, BancShares' assets, including commitments to lend and other off-balance sheet items, are weighted according to Federal regulatory guidelines for the risk considered inherent in the assets. BancShares' Tier 1 Capital Ratio (as defined herein) as of December 31, 2000 was 11.87% compared to ratios of 12.06% and 10.30% for 1999 and 1998, respectively. The increase in the Tier 1 Capital ratio in 1999 is attributed to the issuance of the $23.0 million of Capital Trust Securities which qualify as Tier 1 Capital. The calculation of Total Capital Ratio (as defined herein) allows, in BancShares' circumstances, the inclusion of BancShares' allowance for loan losses in capital, but only to a maximum of 1.25% of risk weighted assets. As of December 31, 2000, BancShares' Total Capital Ratio was 13.29%. The Total Capital Ratios for 1999 and 1998 were 13.34% and 11.87%, respectively. The increase in the Total Capital ratio in 1999 compared to 1998 is attributable to the issuance of the $23.0 million of Capital Trust Securities.

     As of December 31, 2000, the Bank's Leverage Capital Ratio (as defined above) was 9.17%, which, along with 8.67% and 7.29% as of December 31, 1999 and 1998, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 5%). The Bank's Tier 1 Capital ratio (as defined above) as of December 31, 2000 was 11.26%, which, along with 12.28% and 9.86% as of December 31, 1999 and 1998, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 6%). As of December 31, 2000, the Bank's Total Capital Ratio (as defined above) was 12.31%. The Total Capital ratios for 1999 and 1998 were 13.17% and 10.81%, respectively. Total Capital Ratio in all three years represented well-capitalized institutions under FDIC standards (the ratio exceeds 10%).

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

     BancShares' primary source of new capital is earnings. In 2000, equity capital increased through retention of earnings by $7.2 million, compared to $6.7 million in 1999 and 1998. BancShares' internal capital generation rate was 11.01% in 2000, 10.08% in 1999, and 10.89% in 1998. At December 31, 2000,
shareholders' equity totaled $77.5 million, compared to $69.9 million in 1999. Shareholders' equity for 2000 and 1999 included, as discussed above, $3.7 million and $3.0 million, respectively, of net unrealized securities gains on available for sale securities.

     The ratio of average shareholders' equity to average total assets was 8.62% in 2000, 8.87% in 1999, and 10.14% in 1998.

     Retention of sufficient earnings to maintain an adequate capital position that provides BancShares with expansion capabilities is an important factor in determining dividends. During 2000, BancShares paid $900,000 in dividends, versus $905,000 and $909,000 in 1999 and 1998. As a percentage of net income, dividends were 11.11% in 2000, 11.85% in 1999, and 11.88% in 1998. The decrease in dividends paid in 2000 compared to 1999 and 1999 compared to 1998 is attributable to a decrease in the number of shares outstanding each year.

Accounting and Other Matters.
     In June, 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. BancShares adopted the provisions of SFAS No. 133 on January 1, 2001, but since BancShares does not utilize derivatives, adoption of this pronouncement did not have an effect on BancShares' consolidated financial statements.

     The FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and classification of collateral and disclosures relating to securitization transactions and collateral for fiscal years beginning after December 15, 2000. This statement is not expected to materially impact BancShares.

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

Table I.

Average Balance Sheet Items and Net Interest Differential
Average Balances and Average Rates Earned and Paid

                                                                      Year ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                 2000                             1999                             1998
                                   -------------------------------  -------------------------------  -------------------------------
                                                Interest                         Interest                        Interest
                                     Average    Income/    Yield/     Average     Income/   Yield/     Average   Income/     Yield/
                                     Balance    Expense     Rate      Balance     Expense    Rate      Balance   Expense      Rate
                                   ----------  ---------- --------  ----------  ---------- --------  ----------  ---------- --------
                                                                 (Dollars in thousands, taxable-equivalent)
Assets
Interest earning assets:
    Loans (1) (2)................  $ 587,468    $56,561     9.63%     493,023    $45,412     9.21%   $ 390,162    $37,732    9.67%
    Taxable investment
     securities..................    156,614      8,569     5.47      131,509      7,168     5.45      105,157      6,009    5.71
    Non taxable investment
      securities (2).............      1,322         84     6.35          137          8     5.84          570         36    6.32
    Federal funds sold...........     13,138        834     6.35       35,189      1,764     5.01       50,527      2,664    5.27
    Other investments............      2,143        294    13.72       10,003        306     3.06       12,932        260    2.01
    Interest bearing deposits
      in other banks.............     13,737        851     6.19       16,696        872     5.22           --         --      --
                                   ---------    -------    -----    ---------    -------    -----    ---------    -------   -----
Total interest earning assets....  $ 774,422    $67,193     8.68%   $ 686,557    $55,530     8.09%     559,348    $46,701    8.35%
                                   ---------    -------    -----    ---------    -------    -----    ---------    -------   -----
Noninterest earning assets:
    Interest bearing deposits
    in other banks...............     29,928                           24,948                           19,602
    Premises and equipment.......     34,629                           28,454                           22,860
    Other assets.................     20,386                           18,266                           12,502
    Reserve for loan losses......     (6,072)                          (4,939)                          (4,006)
                                   ---------                        ---------                        ---------
Total assets.....................  $ 853,293                        $ 753,286                        $ 610,306
                                   ---------                        ---------                        ---------
Liabilities & Equity
Interest bearing liabilities:
    Demand deposits..............  $ 102,117    $ 1,594     1.56%   $  97,987    $ 1,475     1.51%   $  70,854     $1,176    1.66%
    Savings deposits.............    158,504      5,682     3.58      137,276      4,050     2.95      114,163      3,826    3.35
    Time deposits................    357,997     20,223     5.65      318,608     15,960     5.01      271,068     14,477    5.34
    Short-term borrowings (3)....     22,597      1,019     4.51       18,201        664     3.65        9,914        413    4.17
    Long-term borrowings.........     23,000      1,955     8.50       12,603      1,064     8.44           --         --      --
                                   ---------    -------    -----    ---------    -------    -----    ---------    -------   -----
Total interest bearing
   liabilities...................    664,215    $30,473     4.59%   $ 584,675    $23,213     3.97%     465,999    $19,892    4.27%
                                   ---------    -------    -----    ---------    -------    -----    ---------    -------   -----
Noninterest bearing liabilities:
    Demand deposits..............    107,508                           93,695                           72,587
    Other liabilities............      7,993                            8,112                            9,850
Shareholders' equity.............     73,577                           66,804                           61,870
                                   ---------                        ---------                        ---------
Total liabilities and equity.....  $ 853,293                        $ 753,286                        $ 610,306
                                   =========                        =========                        =========
Interest rate spread (4).........                           4.09%                            4.12%                           4.08%
                                                           =====                            =====                           =====
Net interest income and net
    interest margin (5)..........               $36,720     4.74%                $32,317     4.71%                $26,809    4.79%
                                                =======    =====                 =======    =====                 =======   =====

----------
(1)  Average balances include non-accrual loans.
(2) The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% tax rate for 2000 and 34% tax rate for 1999 and 1998.
(3)  See Table X.
(4) Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

Table II.
Average Balance Sheet Items and Net Interest Differential
Analysis of Changes in Interest Differential

                                                            2000                                  1999
                                              ------------------------------------   ------------------------------------
                                                     Change from previous                  Change from previous
                                                          year due to:                          year due to:
                                                             Yield/        Total                   Yield/        Total
                                                Volume        Rate        Change       Volume       Rate         Change
                                              ----------   ----------   ----------   ----------   ----------   ----------
                                                                         (Dollars in thousands)
Assets
Interest earning assets:
    Loans ..................................   $   9,054    $   2,095    $  11,149    $ 590,566    $(582,886)   $   7,680
    Taxable investment securities ..........         999          402        1,401       89,738      (88,579)       1,159
    Non taxable investment securities.......          74            2           76       (1,283)       1,255          (28)
    Federal funds sold .....................      (1,252)         322         (930)     (34,328)      33,428         (900)
    Other investments ......................          (3)          (9)         (12)      (9,701)       9,747           46
    Interest bearing balances in other
     banks .................................        (169)         148          (21)         436          436          872
                                               ---------    ---------    ---------    ---------    ---------    ---------
Total interest earning assets ..............       8,702        2,960       11,663      635,428     (626,599)       8,829
                                               ---------    ---------    ---------    ---------    ---------    ---------
Liabilities & Equity
Interest bearing liabilities:
    Demand deposits ........................          25           94          119       78,051      (77,752)         299
    Savings deposits .......................         809          823        1,632       25,020      (24,796)         224
    Time deposits ..........................       2,099        2,164        4,263      172,611     (171,128)       1,483
    Short-term borrowings ..................         173          182          355       19,953      (19,702)         251
    Long-term borrowings ...................         881           10          891          532          532        1,064
                                               ---------    ---------    ---------    ---------    ---------    ---------
Total interest bearing liabilities .........       3,987        3,273        7,260      296,167     (292,846)       3,321
                                               ---------    ---------    ---------    ---------    ---------    ---------
Change in net interest income ..............   $   4,715    $    (313)   $   4,403    $ 339,258    $(333,753)   $   5,508
                                               =========    =========    =========    =========    =========    =========

____________

       Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable equivalent basis assuming a blended statutory income tax rate of 36.5% for 2000 and 34% for 1999 and 1998. The taxable equivalent adjustment was approximately $145,000, $151,000, and $131,000 for the years 2000, 1999 and
1998, respectively. The variance due to rate and volume is allocated equally between the changes in volume and rate.

Table III. Investment Portfolio

       The following table sets forth the carrying amount of investment securities:

                                                            December 31,
                                                 ----------------------------------
                                                    2000        1999        1998
                                                 ----------  ----------  ----------
                                                       (Dollars in thousands)
U.S. Treasury and U.S. Government agencies......  $142,905    $133,006    $ 90,146
States and political subdivisions ..............        --       2,000          --
Marketable equity securities ...................     8,799       7,749       9,608
                                                  --------    --------    --------
        Total ..................................  $151,704    $142,755    $ 99,754
                                                  ========    ========    ========

       The following table sets forth the maturities of investment securities at December 31, 2000 and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale securities is not included.)

                                                                                     Maturing After One
                                                         ------------------------------------------------------------------------
                                                             Within One Year      But Within Five Years       After Ten Years
                                                           Amount       Yield       Amount       Yield       Amount       Yield
                                                         ----------   ---------   ----------   ---------   ----------   ---------
                                                                               (Dollars in thousands)
U.S. Treasury and other U.S. Government agencies (1)...   $127,911      5.68%      $ 14,986      6.34%        $   8      10.86%
Other (2)..............................................      2,645      5.80             --        --            --         --
                                                          --------     -----       --------     -----         -----     ------
        Total..........................................   $130,556      5.68%      $ 14,986      6.34%        $   8      10.86%
                                                          ========     ======      ========     =====         =====     ======

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

Table IV. Loan Portfolio

                    Analysis of Loans by Type and Maturity

       The table below classifies loans by major category:

                                                                        December 31,
                                             ----------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                             ------------ ------------ ------------ ------------ ------------
                                                                     (Dollars in thousands)
Real estate:
     Construction and land development......  $ 100,727    $  79,576    $  51,499    $  33,851    $  28,787
     Mortgage:
        One to four family residential......    150,164      141,937      134,681      141,301      144,331
        Commercial .........................     89,657       74,320       65,339       57,222       51,629
        Equity lines of credit .............     80,766       75,015       62,205       44,915       35,971
        Farmland ...........................      4,950        5,502        4,983        4,579        5,839
Commercial and industrial ..................    139,599      124,858       79,724       41,851       36,330
Consumer ...................................     39,124       37,675       33,849       28,630       26,934
Agricultural ...............................      4,697        3,957        4,523        3,335        2,669
Other ......................................      5,133        8,308        2,405        2,566        2,390
                                              ---------    ---------    ---------    ---------    ---------
        Total ..............................    614,817      551,148      439,208      358,250      334,880
Less allowance for loan losses..............     (7,298)      (5,142)      (4,601)      (4,145)      (4,139)
                                              ---------    ---------    ---------    ---------    ---------
        Net loans ..........................  $ 607,519    $ 546,006    $ 434,607    $ 354,105    $ 330,741
                                              =========    =========    =========    =========    =========

         The following table identifies the maturities of all loans as of December 31, 2000, and addresses the sensitivity of these loans to changes in interest rates.

                                Loan Sensitivity

                                                                                             December 31, 2000
                                                                              ------------------------------------------------
                                                                                Within     One to Five    After Five
                                                                               One Year       Years         Years       Total
                                                                              ----------  -------------  ------------  -------
                                                                                            (Dollars in thousands)
Real estate - construction and land development ............................  $ 100,727     $      --    $      --    $ 100,727
Commercial and industrial ..................................................     52,435        60,535       26,629      139,599
Other ......................................................................     77,771       206,071       90,649      374,491
                                                                              ---------     ---------    ---------    ---------
                                                                              $ 230,933     $ 266,606    $ 117,278    $ 614,817
                                                                              =========     =========    =========    =========

Loans maturing after one year with:
          Fixed interest rates .............................................                $ 227,500    $  29,119    $ 256,619
          Floating or adjustable rates .....................................                   39,106       88,159      127,265
                                                                                            ---------    ---------    ---------
                                                                                            $ 266,606    $ 117,278    $ 383,884
                                                                                            =========    =========    =========


                              Nonperforming Assets

       The following analysis identifies other real estate owned and loans that were either non-accruing, past-due or restructured:

                                                                        December 31,
                                               ----------------------------------------------------------
                                                 2000          1999        1998         1997       1996
                                               --------      --------    --------     --------   --------
                                                                   (Dollars in thousands)
Nonaccrual loans ............................  $     --      $     --    $     --     $     --   $     --
Restructured loans ..........................        --            --          --           --         --
                                               --------      --------    --------     --------   --------
    Total nonperforming loans ...............        --            --          --           --         --
Other real estate ...........................        75           117         111           57         57
                                               --------      --------    --------     --------   --------
    Total nonperforming assets ..............  $     75      $    117    $    111     $     57   $     57
                                               ========      ========    ========     ========   ========

Accruing loans 90 days or more
    past due ................................  $     --      $     --    $     --     $     85   $     10
Loans at December 31 ........................  $614,817      $551,148    $439,208     $358,250   $334,880
Ratio of nonperforming assets to total
    loans plus other real estate ............      0.01%         0.02%       0.03%        0.02%      0.02%
Interest income that would have been
    earned on nonperforming loans
    had they been performing ................  $     --      $     --    $     --     $     --   $     --
Interest income earned on nonperforming
    nonperforming loans .....................  $     --      $     --    $     --     $     --   $     --

Table V. Summary of Loan Loss Experience

                    Analysis of the Allowance for Loan Losses

       The table presented below summarizes activity in the allowance for loan losses for each of the years in the five year period ended December 31, 2000:

                                                                                  December 31,
                                                             ----------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                             --------   --------   --------   --------   --------
                                                                            (Dollars in thousands)
Allowance for loan losses -beginning of year ..............  $  5,142   $  4,601   $  4,145   $  4,139    $  4,078
Charge-offs:
    Commercial and industrial .............................       442        430         96        196          32
    Real estate:
       Construction and land development ..................        --         --         --         --          --
       Mortgage:
          One to four family ..............................       581        994      1,192        273         283
          Commercial ......................................        --         --         --         --          --
          Equity lines of credit ..........................        --         --         --         --          19
          Farmland ........................................       301          4         --         --          --
    Consumer ..............................................       165        206        253        379         262
                                                             --------   --------   --------   --------    --------
Total charge-offs .........................................     1,489      1,634      1,541        848         596
                                                             --------   --------   --------   --------    --------
Recoveries:
    Commercial and industrial .............................       178        208         36         63           3
    Real estate:
       Construction and land development ..................        --         --         --         --          --
       Mortgage:
          One to four family ..............................       692        291      1,193        308          90
          Commercial ......................................        --         --         --         --          --
          Equity lines of credit ..........................        --         --         --         --          19
          Farmland ........................................        96          4         --         --          --
    Consumer ..............................................        54        192        138        123          68
                                                             --------   --------   --------   --------    --------
Total recoveries ..........................................     1,020        695      1,367        494         180
                                                             --------   --------   --------   --------    --------
Net charge-offs ...........................................       469        939        174        354         416
Provision for loan losses .................................     2,625      1,200        630        360         360
Addition due to acquired branches .........................        --        280         --         --          --
                                                             --------   --------   --------   --------    --------
Allowance for loan losses - end of year ...................  $  7,298   $  5,142   $  4,601   $  4,145    $  4,022
                                                             ========   ========   ========   ========    ========
Average loans outstanding during the year .................  $587,468   $493,023   $390,162   $349,526    $297,229
                                                             ========   ========   ========   ========    ========
Ratio of net charge-offs to average loans outstanding......      0.08%      0.19%      0.04%      0.10%       0.14%
                                                             ========   ========   ========   ========    ========


                   Allocation of the Allowance for Loan Losses

       The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:

                                                                          December 31,
                              --------------------------------------------------------------------------------------------------
                                    2000                1999                1998                1997                1996
                              ------------------  ------------------  ------------------  ------------------  ------------------
                                         % of                % of                % of                % of                % of
                                         loans               loans               loans               loans               loans
                                        in each             in each             in each             in each             in each
                                        category            category            category            category            category
                                        to total            to total            to total            to total            to total
                               Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                 (Dollars in thousands)
Real estate:
    Construction and
      land development ......  $  201      16%     $  159      14%     $  154      12%     $  102      10%     $   86       9%
    Mortgage:
      One to four family
        residential .........     660      24         286      26         456      31         617      39         659      43
      Commercial ............     998      16         166      14         328      15         620      16         681      15
      Equity lines of credit.     162      13         150      14         187      14         135      13         108      11
Commercial,
    Industrial and
    agricultural ............   3,217      24       2,712      23       2,132      19       1,227      12       1,088      11
Consumer ....................   1,329       6         851       7         911       8         958       8         956       8
Other .......................     141       1         228       2          72       1          77       2          72       3
Unallocated .................     590       -         590      --         361      --         409      --         489      --
                               ------    ----      ------    ----      ------    ----      ------    ----      ------    ----
    Total ...................  $7,298     100%     $5,142     100%     $4,601     100%     $4,145     100%     $4,139     100%
                               ======    ====      ======    ====      ======    ====      ======    ====      ======    ====

Table VI. Deposits

     The average monthly volume of deposits and the average rates paid on such deposits are presented below:

                                               2000                        1999                         1998
                                      ----------------------      ----------------------       ----------------------
                                       Average      Average        Average      Average         Average     Average
                                       Balance       Rates         Balance       Rates          Balance      Rates
                                      ---------    ---------      ---------    ---------       ---------    ---------
                                      (Dollars in thousands)
Non-interest bearing demand.........  $107,508         -- %        $ 93,695         -- %       $ 72,587         -- %
Interest bearing demand ............   102,117       1.56            97,987       1.51           70,854       1.66
Savings ............................   158,504       3.58           137,276       2.95          114,163       3.35
Time deposits ......................   357,997       5.65           318,608       5.01          271,068       5.34
                                      --------                     --------                    --------
           Total deposits ..........  $726,126                     $647,566                    $528,672

     Maturities of time certificates of deposit of $100,000 or more at December 31, 2000 are summarized as follows (dollars in thousands):

Maturity category:

Three months or less .....................  $ 18,808
Over three through six months ............    14,929
Over six months through twelve months         22,740
Over one year ............................    24,442
                                            --------
                                            $ 80,919
                                            ========

Table VII. Return on Equity and Assets

     The following table presents certain ratios of BancShares:

                                                  Year ended December 31,
                                              2000         1999         1998
                                            --------     --------     --------
Return on average assets .................    0.95 %       1.01 %       1.25 %
Return on average equity .................   11.01        11.43        12.36
Dividend payout ratio ....................   11.11        11.85        11.88
Equity to assets ratio ...................    8.62         8.87        10.14

Table VIII. Capital Adequacy

     The following table presents certain calculations of BancShares' capital and related ratios:

                                                        December 31,
                                             -------------------------------
                                               2000       1999        1998
                                             --------   --------    --------
                                                 (Dollars in thousands)
Total shareholders' equity ................  $ 77,513   $ 69,895    $ 64,808
Leverage capital ..........................    84,047     75,601      50,656
Tier I capital ............................    84,047     75,601      50,656
Total capital .............................    94,114     83,665      58,381

Leverage capital ratio (1) ................      9.72 %     9.12 %      7.65 %
Tier I capital ratio ......................     11.87      12.06        10.3
Total capital ratio (2) ...................     13.29      13.34       11.87

_____________
(1) Bank holding companies operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Bank holding companies not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.
(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, capital trust certificates, less certain intangibles.

Table IX. Interest Rate Sensitivity Analysis

                                                            December 31, 2000
                              ----------------------------------------------------------------------------------
                                1-30       31-90       91-180      181-365      Total        Total
                                Days       Days         Days        Days       One-Year      Non-
                              Sensitive   Sensitive   Sensitive    Sensitive   Sensitive    sensitive     Total
                              ---------  ----------  ----------   ----------  ----------  -----------   --------
                                                            (Dollars in thousands)
Assets:

Loans......................   $ 254,700   $  28,300   $  14,706    $  29,411    $ 327,117    $287,700   $ 614,817
Investment securities......       9,986      64,999      38,000       14,926      127,911      23,793     151,704
Federal funds sold.........      28,850          --          --           --       28,850          --      28,850
Other......................          --          --          --           --           --       2,645       2,645
Interest bearing deposits
   in other banks..........      27,178          --          --           --       27,178          --      27,178
                              ---------   ---------   ---------    ---------    ---------    --------   ---------
   Total interest earning
      assets...............   $ 320,714   $  93,299   $  52,706    $  44,337    $ 511,056    $314,138   $ 825,194
                              =========   =========   =========    =========    =========    ========   =========

Liabilities:

Savings and checking
   with interest...........   $      --  $       --   $      --   $       --    $      --    $182,832   $ 182,832
Money market saving........     105,543          --          --           --      105,543          --     105,543
Time deposits..............      37,062      56,944      85,106       96,733      275,845      98,109     373,954
Short-term borrowings......      26,642          --          --           --       26,642          --      26,642
Long-term borrowings.......          --          --          --           --           --      23,000      23,000
                              ---------   ---------   ---------    ---------    ---------    --------   ---------
   Total interest bearing
      liabilities..........   $ 169,247   $  56,944   $  85,106    $  96,733    $ 408,030    $303,941   $ 711,971
                              =========   =========   =========    =========    =========    ========   =========

Interest sensitivity gap...   $ 151,467   $  36,355   $ (32,400)   $ (52,396)   $ 103,026    $ 10,197   $ 113,223
                              =========   =========   =========    =========    =========    ========   =========

Cumulative interest
  sensitivity gap..........   $ 151,467   $ 187,822   $ 155,422    $ 103,026    $ 103,026    $113,223   $ 113,223
Cumulative interest
  sensitivity gap to total
  interest earning assets..       18.36 %     22.76 %     18.83 %      12.49 %      12.49 %     13.72 %     13.72 %

     Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

Table X. Short-Term Borrowings

                                                                         2000                   1999                   1998
                                                              ----------------------   -------------------    ------------------
                                                                 Amount        Rate      Amount      Rate       Amount     Rate
                                                              ----------    --------   ---------   --------   ---------  -------
                                                                                     (Dollars in thousands)
Federal funds purchased:
    At December 31......................................       $     --           -- %       --        -- %          --      -- %
    Average during year.................................             41         3.01   $     45      5.28     $      --      --
    Maximum month end balance during year...............             --                      --                      --

Repurchase agreements:
    At December 31......................................       $ 23,066         4.50 % $ 19,753      4.52  %  $  11,467    3.21 %
    Average during year.................................         20,430         4.34     16,079      3.50         8,251    3.87
    Maximum month end balance during year...............         23,205                  23,145                  11,467

US Treasury tax and loan accounts:

    At December 31......................................       $  3,576         5.72 % $  3,220      3.66 %   $     150    4.11 %
    Average during year.................................          2,126         6.15      2,078      4.79         1,661    5.55
    Maximum month end balance during year...............          3,614                   4,396                   3,591

Table XI. Selected Quarterly Data

                                                                 2000                                   1999
                                              --------------------------------------   ------------------------------------
                                               Fourth     Third     Second     First    Fourth    Third     Second    First
                                              -------    ------    --------   ------   -------   -------   --------  ------
                                                              (Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS

Interest income ............................   $17,748   $17,039   $16,536   $15,724   $15,586   $14,348   $13,059   $12,386
Interest expense ...........................     8,304     7,873     7,339     6,958     6,729     6,126     5,220     5,138
                                               -------   -------  --------   -------   -------   -------   -------   -------
Net interest income ........................     9,444     9,166     9,197     8,766     8,857     8,222     7,839     7,248
Provision for loan losses ..................       750       750       750       375       300       300       300       300
                                               -------   -------  --------   -------   -------   -------   -------   -------
Net interest income after provision for loan
      losses ...............................     8,694     8,416     8,447     8,391     8,557     7,922     7,539     6,948
Noninterest income .........................     1,905     1,970     1,888     1,403     1,420     1,251     1,251     1,261
Noninterest expense ........................     7,376     7,332     7,015     6,673     6,694     6,258     5,563     5,529
                                               -------   -------  --------   -------   -------   -------   -------   -------
Net income before income taxes .............     3,223     3,054     3,320     3,121     3,283     2,915     3,227     2,680
Income taxes ...............................     1,167     1,110     1,211     1,129     1,087       962     1,358     1,061
                                               -------   -------  --------   -------   -------   -------   -------   -------
Net income .................................   $ 2,056   $ 1,944   $ 2,109   $ 1,992   $ 2,196   $ 1,953   $ 1,869   $ 1,619
                                               =======   =======  ========   =======   =======   =======   =======   =======
PER SHARE OF STOCK

Net income per common share ................   $ 73.24   $ 69.14   $ 74.88   $ 70.71   $ 77.89   $ 69.28   $ 65.90   $ 56.98
Cash dividends - per common share ..........      8.00      8.00      8.00      8.00      8.00      8.00      8.00      8.00


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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Independent Auditors' Report

The Board of Directors
Fidelity BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity BancShares (N.C.), Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity BancShares (N.C.), Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                     KPMG LLP
February 16, 2001

              FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                             Assets                                           2000                       1999
                                                                        ----------------           ----------------
Cash and due from banks                                                 $     35,657,872           $     31,510,348
Interest bearing deposits in other banks                                      27,178,095                 40,747,611
Federal funds sold                                                            28,850,000                 22,600,000
                                                                        ----------------           ----------------
          Total cash and cash equivalents                                     91,685,967                 94,857,959

Investment securities:
  Held to maturity (estimated fair value of $142,796,950
   in 2000 and $132,844,174 in 1999)                                         142,904,792                135,006,444
  Available for sale (cost of $2,644,600 in 2000 and 1999)                     8,799,080                  7,749,252
                                                                        ----------------           ----------------
          Total investment securities                                        151,703,872                142,755,696

Loans                                                                        614,817,472                551,148,143
Allowance for loan losses                                                     (7,297,833)                (5,141,647)
                                                                        ----------------           ----------------
          Loans, net                                                         607,519,639                546,006,496

Federal Home Loan Bank of Atlanta stock, at cost                               2,169,700                  2,059,300
Premises and equipment, net                                                   34,749,653                 32,834,942
Accrued interest receivable                                                    5,961,767                  4,824,267
Intangible assets                                                             12,777,041                 13,898,119
Other assets                                                                   1,102,807                  1,850,852
                                                                        ----------------           ----------------
          Total assets                                                  $    907,670,446           $    839,087,631
                                                                        ================           ================
                   Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing demand deposits                                   $    110,191,311           $    103,774,405
  Savings and interest-bearing demand deposits                               288,374,723                266,549,100
  Time deposits                                                              373,953,911                345,690,121
                                                                        ----------------           ----------------
          Total deposits                                                     772,519,945                716,013,626

Short-term borrowings                                                         26,641,586                 22,972,551
Long-term borrowings                                                          23,000,000                 23,000,000
Accrued interest payable                                                       6,306,181                  4,729,785
Other liabilities                                                              1,689,965                  2,476,970
                                                                        ----------------           ----------------
          Total liabilities                                                  830,157,677                769,192,932
                                                                        ----------------           ----------------
Shareholders' equity:
  Common stock ($25 par value; 29,200 shares authorized;
   28,070 and 28,170 shares issued and outstanding in 2000
   and 1999, respectively)                                                       701,750                    704,250
  Surplus                                                                      6,176,362                  6,198,366
  Accumulated other comprehensive income                                       3,688,615                  3,021,971
  Retained earnings                                                           66,946,042                 59,970,112
                                                                        ----------------           ----------------
          Total shareholders' equity                                          77,512,769                 69,894,699
                                                                        ----------------           ----------------
                                                                        $    907,670,446           $    839,087,631
                                                                        ================           ================

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES
                       Consolidated Statements of Income

                 Years ended December 31, 2000, 1999 and 1998

                                                                     2000                  1999                  1998
                                                                --------------        --------------        --------------
Interest income:
    Interest and fees on loans                                  $   56,448,614        $   45,264,188        $   37,614,925
    Interest and dividends on investment securities:
       Non taxable interest income                                      50,588                 5,080                21,840
       Taxable interest                                              9,420,583             8,039,638             6,008,666
       Dividend income                                                 293,792               305,726               259,928
    Interest on federal funds sold                                     833,781             1,764,036             2,664,161
                                                                --------------        --------------        --------------
            Total interest income                                   67,047,358            55,378,668            46,569,520
                                                                --------------        --------------        --------------
Interest expense:
    Deposits                                                        27,499,766            21,484,771            19,478,840
    Short-term borrowings                                            1,019,244               664,136               412,516
    Long-term borrowings                                             1,955,000             1,064,389                    --
                                                                --------------        --------------        --------------
            Total interest expense                                  30,474,010            23,213,296            19,891,356
                                                                --------------        --------------        --------------
            Net interest income                                     36,573,348            32,165,372            26,678,164

Provision for loan losses                                            2,625,000             1,200,000               630,000
                                                                --------------        --------------        --------------
            Net interest income after provision for
              loan losses                                           33,948,348            30,965,372            26,048,164
                                                                --------------        --------------        --------------
Noninterest income:
    Service charges on deposit accounts                              4,202,024             2,999,046             2,557,659
    Other service charges and fees                                   2,478,240             2,091,139             1,857,945
    Gain on sale of mortgage servicing rights                               --                    --               507,456
    Other income                                                       485,743                92,966               553,561
                                                                --------------        --------------        --------------
            Total noninterest income                                 7,166,007             5,183,151             5,476,621
                                                                --------------        --------------        --------------
Noninterest expenses:
    Salaries and employee benefits                                  15,245,959            12,556,789             9,471,641
    Occupancy and equipment                                          4,767,258             4,405,599             3,699,708
    Data processing                                                  2,549,314             1,924,771             1,420,359
    Amortization of intangibles                                      1,121,078               924,312               598,709
    Other expense                                                    4,712,929             4,232,231             4,227,997
                                                                --------------        --------------        --------------
            Total noninterest expense                               28,396,538            24,043,702            19,418,414
                                                                --------------        --------------        --------------
            Net income before income taxes                          12,717,817            12,104,821            12,106,371
Income tax expense                                                   4,616,567             4,468,172             4,457,000
                                                                --------------        --------------        --------------

Net Income                                                      $    8,101,250        $    7,636,649        $    7,649,371
                                                                ==============        ==============        ==============
Per share information:
    Net income                                                  $       287.97        $       270.05        $       269.25

    Cash dividends declared                                     $        32.00        $        32.00        $        32.00

    Weighted average shares outstanding                                 28,132                28,279                28,410

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

         Consolidated  Statements of Changes in Shareholders' Equity

                 Years ended December 31, 2000, 1999 and 1998

                                                                                                  Accumulated
                                                                                                     other
                                                           Common stock                          comprehensive        Retained
                                                      ----------------------
                                                        Shares      Amount          Surplus          income           earnings
                                                      ---------    ---------      -----------    -------------     -------------
Balance December 31, 1997                                28,410      710,250      $ 6,251,174        5,235,996     $  46,919,683

    Net income for 1998                                      --           --               --               --         7,649,371
    Cash dividends ($32.00 per share)                        --           --               --               --          (909,120)
    Unrealized loss on securities available for sale,
      net of deferred taxes of $695,947                      --           --               --       (1,049,178)               --
                                                      ---------    ---------      -----------    -------------     -------------
   Comprehensive income
Balance December 31, 1998                                28,410      710,250        6,251,174        4,186,818        53,659,934
                                                      ---------    ---------      -----------    -------------     -------------

    Net income for 1999                                      --           --               --               --         7,636,649
    Cash dividends ($32.00 per share)                        --           --               --               --          (905,280)
    Purchase and retirement of common stock                (240)      (6,000)         (52,808)              --          (421,191)
    Unrealized loss on securities available for sale,
      net of deferred taxes of $693,901                      --           --               --       (1,164,847)               --
                                                      ---------    ---------      -----------    -------------     -------------
    Comprehensive income
Balance December 31, 1999                                28,170      704,250        6,198,366        3,021,971        59,970,112
                                                      ---------    ---------      -----------    -------------     -------------

    Net income for 2000                                      --           --               --               --         8,101,250
    Cash dividends ($32.00 per share)                        --           --               --               --          (899,824)
    Purchase and retirement of common stock                (100)      (2,500)         (22,004)              --          (225,496)
    Unrealized gain on securities, available for
      sale, net of deferred taxes of $383,184                --           --               --          666,644                --
                                                      ---------    ---------      -----------    -------------     -------------
    Comprehensive income
Balance December 31, 2000                                28,070      701,750       $6,176,362        3,688,615      $ 66,946,042
                                                      =========    =========      ===========    =============     =============

                                                                                   Total
                                                              Comprehensive     shareholders'

                                                                  income          equity
                                                              -------------    --------------
Balance December 31, 1997                                                      $   59,117,103

    Net income for 1998                                       $   7,649,371         7,649,371
    Cash dividends ($32.00 per share)                                    --          (909,120)
    Unrealized loss on securities available for sale,
      net of deferred taxes of $695,947                          (1,049,178)       (1,049,178)
                                                              -------------    --------------
   Comprehensive income                                           6,600,193
                                                              =============
Balance December 31, 1998                                                          64,808,176
                                                                               --------------

    Net income for 1999                                           7,636,649         7,636,649
    Cash dividends ($32.00 per share)                                    --          (905,280)
    Purchase and retirement of common stock                              --          (479,999)
    Unrealized loss on securities available for sale,
      net of deferred taxes of $693,901                          (1,164,847)       (1,164,847)
                                                              -------------
    Comprehensive income                                          6,471,802
                                                              =============
Balance December 31, 1999                                                          69,894,699
                                                                               --------------

    Net income for 2000                                           8,101,250         8,101,250
    Cash dividends ($32.00 per share)                                    --          (899,824)
    Purchase and retirement of common stock                              --          (250,000)
    Unrealized gain on securities, available for
      sale, net of deferred taxes of $383,184                       666,644           666,644
                                                              -------------    --------------
    Comprehensive income                                      $   8,767,894
                                                              =============
Balance December 31, 2000                                                      $   77,512,769
                                                                               ==============

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                                                                             2000              1999               1998
                                                                      -----------------  -----------------  -----------------
Cash flows from operating activities:
    Net income                                                       $      8,101,250   $      7,636,649   $      7,649,371
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       3,658,864          3,216,484          2,560,884
        Amortization (accretion) on investment securities                    (246,358)           132,266             23,475
        Loss (gain) on disposition or abandonment of premises
          and equipment                                                       (16,260)             1,637             97,994
        Provision for loan losses                                           2,625,000          1,200,000            630,000
        Origination of loans held for sale                                 (3,508,450)       (12,818,050)       (18,860,150)
        Proceeds from sales of loans held for sale                          3,555,810         12,860,521         18,920,919
        Gain on sales of loans held for sale                                  (47,360)           (42,471)           (60,769)
        Loss on other real estate                                             138,235                 --                 --
        Deferred income taxes                                              (1,015,704)          (581,537)          (523,835)
        Decrease (increase) in accrued interest receivable                 (1,137,500)        (1,172,612)           417,389
        Decrease (increase) in other assets, net                              748,045         (1,052,154)           516,341
        Increase (decrease) in other liabilities, net                        (154,486)          (186,536)           399,183
        Increase in accrued interest payable                                1,576,396            606,321            820,017
                                                                      ---------------     --------------     --------------
            Net cash provided by operating activities                      14,277,482          9,800,518         12,590,819
                                                                      ---------------     --------------     --------------
Cash flows from investing activities:
    Purchase of securities held to maturity                               (39,653,069)      (104,996,900)       (75,256,467)
    Return of capital on securities available for sale                             --                 --            456,000
    Proceeds from maturities and issuer calls of
      securities held to maturity                                          32,001,079         60,004,666        117,217,555
    Purchase of FHLB of Atlanta stock                                        (110,400)          (196,898)           (59,102)
    Net increase in loans                                                 (64,276,382)       (84,841,466)       (47,437,432)
    Purchases of premises and equipment                                    (4,436,232)        (9,171,037)        (4,077,361)
    Proceeds from sales of premises and equipment                                  --              2,000             18,671
    Net cash received on purchases of branches                                     --         66,305,756         35,375,611
                                                                      ---------------     --------------     --------------
            Net cash provided (used) by investing activities              (76,475,004)       (72,893,879)        26,237,475
                                                                      ---------------     --------------     --------------
Cash flows from financing activities:
    Net increase in deposits                                               56,506,319          6,794,010         29,276,749
    Net increase in short-term borrowings                                   3,669,035         11,355,207            566,029
    Net increase in long-term borrowings                                           --         23,000,000                 --
    Cash dividends paid                                                      (899,824)          (905,280)          (909,120)
    Purchase and retirement of common stock                                  (250,000)          (479,999)                --
                                                                      ---------------     --------------     --------------
            Net cash provided by financing activities                      59,025,530         39,763,938         28,933,658
                                                                      ---------------     --------------     --------------
            Net increase (decrease) in cash and cash equivalents           (3,171,992)       (23,329,423)        67,761,952

Cash and cash equivalents at beginning of year                             94,857,959        118,187,382         50,425,430
                                                                      ---------------     --------------     --------------

Cash and cash equivalents at end of year                             $     91,685,967   $     94,857,959   $    118,187,382
                                                                      ===============     ==============     ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                           $     28,897,614   $     22,606,975   $     19,071,339
                                                                      ===============     ==============     ==============
    Cash paid during the year for income taxes                       $      5,823,064   $      4,524,559   $      4,959,400
                                                                      ===============     ==============     ==============
Supplemental disclosure of noncash financing and
    investing activities:
      Unrealized gains (losses) on available-for-sale
        securities, net of deferred tax effects of $383,184,
        $693,901 and $695,947, respectively                          $        666,644   $     (1,164,847)  $     (1,049,178)
                                                                      ===============     ==============     ==============

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998



(1)  Summary of Significant Accounting and Reporting Policies

     (a)  Nature of Operations

          Fidelity BancShares (N.C.), Inc. (the "Company") is a bank holding company incorporated under the General Corporation Law of the State of Delaware. The principal activity of the Company is ownership of The Fidelity Bank (the "Bank"), which operates sixty-two offices primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029.

          The Bank's primary source of revenue is derived from interest income on loans to customers and from its investment securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

     (b)  Consolidation

          The accompanying consolidated financial statements of the Company include the accounts of the Bank and the Trust, the Company's wholly-owned subsidiaries. The Bank also has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. There have been no transactions by Fidelity Properties, Inc. other than the initial capitalization. TFB Financial Services, Inc., provides depositors alternative non-deposit investment products. All significant intercompany transactions have been eliminated in consolidation.

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

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998



     (e)  Investment Securities

          The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either securities held to maturity or trading securities are classified as available for sale and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The classification of securities is determined by management at the date of purchase. The Company does not hold any trading securities.

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

                       December 31, 2000, 1999 and 1998



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

                       December 31, 2000, 1999 and 1998



     (h)  Assets Acquired in Settlement of Loans

          Assets acquired in settlement of loans consist primarily of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Assets acquired in settlement of loans are recorded initially at the lower of the loan balance plus unpaid accrued interest or estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings, if the estimated fair value of the property, less estimated selling costs, declines below the initial recorded value. Costs related to the improvement of the property are capitalized, whereas those related to holding the property are expensed.

     (i)  Membership/Investment in Federal Home Loan Bank of Atlanta Stock

          The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). Membership provides the Company with the ability to draw $108 million of advances from the FHLB, subject to a signed blanket collateral agreement. No advances were drawn by the Company in 2000 or 1999.

          As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2000 and 1999, the Company owned 21,697 and 20,593 shares of the FHLB's $100 par value capital stock, respectively. No ready market exists for such stock, which is carried at cost.

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

                       December 31, 2000, 1999 and 1998



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

     (m)  Net Income Per Share

          Net income per share is computed based on the weighted average number of common shares outstanding during the year. The Company currently has no potentially dilutive securities.

     (n)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted this statement in 1998. The Company's only component of accumulated other comprehensive income is unrealized gain/loss on securities available for sale.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998



     (o)  Segment Reporting

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. Adoption of this statement by the Company in 1998 had no effect on the Company's consolidated financial statements as the Company's only operating segment is commercial banking.

     (p)  Reclassifications

          Certain amounts in the 1999 and 1998 consolidated financial statements of the Company have been reclassified to conform with the 2000 presentation.

(2)  Acquisitions of Branches

     On August 22, 1999, the Company purchased seven branches from First-Citizens Bank & Trust Company ("FCB"), a related party (see note 15). Loans and deposits acquired were $28,038,000 and $99,573,000, respectively. An intangible asset of approximately $4,147,000 resulted from this purchase.

     On October 23, 1998, the Company purchased five branches from FCB (see note
     15). Loans and deposits acquired were approximately $33,694,000 and $75,093,000, respectively. An intangible asset of approximately $4,090,000 resulted from this purchase.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(3)  INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities at December 31, 2000 and 1999 are as follows:

                                                                              2000
                                          ---------------------------------------------------------------------
                                                                Gross              Gross            Estimated
                                            Amortized         unrealized         unrealized           fair
                                              cost              gains              losses             value
                                          --------------    -------------     --------------     --------------
Available for sale:
   Marketable equity securities           $    2,644,600    $   6,154,480     $           --     $    8,799,080
                                          ==============    =============     ==============     ==============

Held to maturity:
 U.S. Agency                                  92,939,755           98,656           (288,336)        92,750,075
 U.S. Treasury                                49,965,037          137,084            (55,246)        50,046,875
                                          --------------    -------------     --------------     --------------
                                          $  142,904,792    $     235,740     $     (343,582)    $  142,796,950
                                          ==============    =============     ==============     ==============
                                                                             1999
                                          ---------------------------------------------------------------------
                                                                 Gross             Gross             Estimated
                                            Amortized          unrealized        unrealized             fair
                                               cost              gains             losses              value
                                          --------------    -------------     --------------     --------------
Available for sale:
   Marketable equity securities           $    2,644,600    $   5,104,652     $           --     $    7,749,252
                                          ==============    =============     ==============     ==============
Held to maturity:
 U.S. Agency                                  78,042,300            1,038         (1,833,538)        76,209,800
 U.S. Treasury                                54,964,144            9,375           (339,145)        54,634,374
 Obligations of state and
  political subdivisions                       2,000,000               --                 --          2,000,000
                                          --------------    -------------     --------------     --------------
                                          $  135,006,444    $      10,413     $   (2,172,683)    $  132,844,174
                                          ==============    =============     ==============     ==============

   The amortized cost and estimated fair value of debt securities at December 31, 2000 by contractual maturities are as follows:

                                                                   Amortized         Estimated
                                                                     cost           fair value
                                                                --------------    --------------
Due in one year or less:
   U.S. Treasury                                                $   34,978,961    $   34,925,000
   U. S. Agency                                                     92,931,447        54,954,688
Due after one year through five years:
   U.S. Treasury                                                    14,986,076        15,121,875
Due after ten years:
   U.S. Agency                                                           8,308             9,137
                                                                --------------    --------------
                                                                $  142,904,792    $  142,796,950
                                                                ==============    ==============

   There were no sales of investment securities during 2000, 1999 or 1998.

   Investment securities with an amortized cost of approximately $85,281,000 and $120,950,000 were pledged to secure public deposits at December 31, 2000 and 1999, respectively.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans as of December 31, 2000 and 1999 are summarized as follows:

                                                           2000                1999
                                                      ---------------     ---------------
Loans secured by real estate:
   Construction and land development                  $   100,727,225     $    79,576,126
   Single-family residential                              230,929,619         216,951,839
   Farmland                                                 4,950,429           5,502,464
   Commercial                                              89,657,350          74,320,018
Commercial and industrial                                 139,598,634         124,858,443
Consumer                                                   39,123,853          37,674,743
Agricultural                                                4,697,313           3,956,957
Other                                                       5,133,049           8,307,553
                                                      ---------------     ---------------
                                                          614,817,472         551,148,143
Allowance for loan losses                                  (7,297,833)         (5,141,647)
                                                      ---------------     ---------------
                                                      $   607,519,639     $   546,006,496
                                                      ===============     ===============

   There were no loans designated as held for sale at December 31, 2000 and 1999.

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

   The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the years ended December 31, 2000 and 1999:

                                                          2000                1999
                                                      --------------     -------------
Balance at beginning of year                          $    5,504,778     $     494,383
New loans                                                    774,890         5,504,778
Principal repayments                                        (616,919)         (494,383)
                                                      --------------     -------------
Balance at end of year                                $    5,662,749     $   5,504,778
                                                      ==============     =============

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

     A summary of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                    2000               1999               1998
                                                            ---------------     ---------------     ---------------
     Balance at beginning of year                           $     5,141,647     $     4,601,000     $     4,144,752
     Provision for loan losses                                    2,625,000           1,200,000             630,000
     Charge-offs                                                 (1,488,940)         (1,633,754)         (1,540,681)
     Recoveries                                                   1,020,126             694,401           1,366,929
     Allowance for loan losses on purchased loans                        --             280,000                  --
                                                            ---------------     ---------------     ---------------
     Balance at end of year                                 $     7,297,833     $     5,141,647     $     4,601,000
                                                            ===============     ===============     ===============

     At December 31, 2000 and 1999, the Company had no nonaccrual loans and no accruing loans ninety days or more past due. In addition, at and during the years ended December 31, 2000 and 1999, the Company had no impaired loans. As of December 31, 2000 and 1999, the balance of other real estate acquired through foreclosure was $75,000 and $117,000, respectively.

     In January 1998, the Company sold rights to service $51 million in mortgage loans to Southern Bank and Trust Company ("SBT"), Mount Olive, North Carolina, for $522,000 (including accrued interest), resulting in a gain of $507,456. The two significant shareholders of the Company also are significant shareholders of Southern BancShares (N.C.), Inc., the parent holding company for SBT (see note 15). The Company no longer services loans for others.

(5)  Premises and Equipment

     Premises and equipment at December 31, 2000 and 1999 are as follows:

                                                                              2000                 1999
                                                                        ----------------     ----------------
     Land                                                               $     10,826,463     $     10,202,696
     Building and improvements                                                28,154,397           25,511,153
     Furniture and equipment                                                   9,358,994            8,380,341
                                                                        ----------------     ----------------
                                                                              48,339,854           44,094,190
     Less accumulated depreciation                                           (13,590,201)         (11,259,248)
                                                                        ----------------     ----------------
     Premises and equipment, net                                        $     34,749,653     $     32,834,942
                                                                        ================     ================

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

(6)  Deposits

     At December 31, 2000 and 1999, time deposits of $100,000 or more amounted to approximately $80,919,000 and $66,297,000, respectively. For the years ended December 31, 2000, 1999 and 1998, interest expense on time deposits of $100,000 or more amounted to approximately $4,491,000, $3,401,000 and $2,750,000, respectively.

     Time deposit accounts as of December 31, 2000, mature in the following years and approximate amounts: 2001 - $275,845,000; 2002 - $57,664,000;
     2003 -$26,718,000; and thereafter - $13,726,000.

(7)  Short-Term Borrowings

     Short-term borrowings at December 31, 2000 and 1999 consist of the following:


                                                                               2000                1999
                                                                       ----------------    -----------------
     Securities sold under agreements to repurchase                    $     23,066,000    $      19,753,000
     Treasury tax and loan deposits                                           3,575,586            3,219,551
                                                                       ----------------    -----------------
                                                                       $     26,641,586    $      22,972,551
                                                                       ================    =================

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                   2000           1999
                                                   ----           ----
     Average rate during year                         4.34%          3.50%
     Average balance during year               $20,429,842    $16,079,058
     Maximum month-end balance during year     $23,205,000    $23,145,000

     These borrowings have maturities of less than 90 days. Securities sold under agreements to repurchase represent transactions whereby the Bank sells investment securities to certain of its commercial customers on an overnight basis and repurchases such securities the next day. At December 31, 2000, $28,489,130 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

(8)  Long-Term Borrowings

     The $23.0 million long-term obligations at December 31, 2000 are Capital Trust Securities of the Trust which were issued during 1999. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Securities.

               FIDELITY BANCSHARES (N.C), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(9)  Income Taxes

     The components of income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                   2000                1999                1998
                             ---------------     ---------------     ---------------
            Current:
              Federal        $     5,012,050     $     4,531,557     $     4,440,197
              State                  620,221             518,152             540,638
                             ---------------     ---------------     ---------------
                                   5,632,271           5,049,709           4,980,835
                             ---------------     ---------------     ---------------
            Deferred:
              Federal               (850,184)           (489,703)           (442,637)
              State                 (165,520)            (91,834)            (81,198)
                             ---------------     ---------------     ---------------
                                  (1,015,704)           (581,537)           (523,835)
                             ---------------     ---------------     ---------------

                             $     4,616,567     $     4,468,172     $     4,457,000
                             ===============     ===============     ===============

     The reconciliation of expected income tax expense at the statutory federal rate with income tax expense for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          2000                1999                1998
                                                     ---------------     ---------------     ---------------
            Expected income tax expense at statutory
              rate (35%)                             $     4,451,236     $     4,236,687     $     4,237,230
       Increase (decrease) in income tax expense
          resulting from:
             State taxes, net                                295,555             277,107             298,636
             Tax exempt income                               (14,592)             (1,494)             (6,320)
             Other, net                                     (115,632)            (44,128)            (72,546)
                                                     ---------------     ---------------     ---------------
                                                     $     4,616,567     $     4,468,172     $     4,457,000
                                                     ===============     ===============     ===============

     The deferred tax components at December 31, 2000 and 1999 are as follows:

                                                                                2000                 1999
                                                                          ----------------     -----------------
       Deferred tax assets:
          Allowance for loan losses                                       $      2,881,549     $       1,944,267
          Deferred compensation                                                    382,982               367,683
          Depreciation                                                             524,757               360,948
          Pension costs                                                            171,734                85,880
          Other                                                                         --                71,036
                                                                          ----------------     -----------------
              Total gross deferred tax assets                                    3,961,022             2,829,814
                                                                          ----------------     -----------------

       Deferred tax liabilities:
          Premises and equipment                                                  (195,832)             (196,154)
          Bond accretion                                                          (146,710)              (38,810)
          Amortization of intangibles                                              (28,863)              (25,484)
          Unrealized gains on available for sale securities                     (2,465,865)           (2,082,681)
          Other                                                                     (4,547)                   --
                                                                          ----------------     -----------------
              Total gross deferred tax liabilities                              (2,841,817)           (2,343,129)
                                                                          ----------------     -----------------

              Net deferred tax asset                                      $      1,119,205     $         486,696
                                                                          ================     =================

               FIDELITY BANCSHARES (N.C), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     No valuation allowance for deferred tax assets was required at December 31, 2000 or 1999 as management has determined that it is more likely than not that the net deferred tax asset can be realized.

(10) Employee Benefit Plans

     Capital Accumulation Plan

     The Company has a profit sharing 401(k) plan (the "Plan") for all full time employees with at least one year of service, which covers substantially all employees. Under the Plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code, not to exceed 16% of the participant's compensation. The Company matches 100% of such contributions for the first three percent of the participant's contributions and 50% of the next three percent. Further, the Company may make additional contributions on a discretionary basis. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions are 100% vested after five years of service. The Company incurred $327,201, $282,848 and $245,166 of expense related to the Plan for the years ended December 31, 2000, 1999 and 1998, respectively. The majority of the Plan's assets are held by a related party as trustee. See note 15 for additional information.

     Pension Plan

     The Company has a noncontributory, defined benefit pension plan ("Retirement Plan") which covers substantially all full-time employees. The Company's funding policy is based on actuarially calculated amounts to fund normal pension cost and any unfunded accrued liability. The Retirement Plan utilizes the projected unit credit actuarial cost method.

     The following table reconciles the beginning and ending balance of the Retirement Plan's benefit obligation, as computed by the Company's independent actuarial consultants as of December 31, 2000, 1999 and 1998:

                                                            2000                1999                1998
                                                       --------------     ---------------     ---------------
      Net benefit obligation at beginning of year      $    6,519,278     $     6,655,456     $     5,338,120
      Service cost                                            303,114             264,659             221,431
      Interest cost                                           531,945             459,402             423,837
      Actuarial loss (gain)                                   687,186            (642,010)            844,420
      Gross benefits paid                                    (251,880)           (218,229)           (172,352)
                                                       --------------     ---------------     ---------------
      Net benefit obligation at end of year            $    7,789,643     $     6,519,278     $     6,655,456
                                                       ==============     ===============     ===============

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


The following table reconciles the beginning of the Retirement Plan's plan assets as of December 31, 2000, 1999 and 1998:

                                                                    2000                1999                1998
                                                               --------------     ---------------     ---------------
       Fair value of plan assets at beginning of year         $    8,718,547     $     8,415,415      $    7,296,169
       Actual return (loss) on plan assets                          (108,652)            521,361           1,291,598
       Benefits paid                                                (251,880)           (218,229)           (172,352)
                                                              --------------     ---------------      --------------
       Fair value of plan assets at end of year               $    8,358,015     $     8,718,547      $    8,415,415
                                                              ==============     ===============     ===============

The following table presents information regarding the funded status of the Retirement Plan as of December 31, 2000 and 1999:

                                                                          2000                1999
                                                                   ----------------     -----------------
       Funded status at the end of year                            $        568,372     $       2,199,269
       Unrecognized net actuarial gain                                     (790,908)           (2,158,294)
       Unrecognized prior service cost                                       47,908                57,468
       Unrecognized transition obligation                                   (91,972)             (147,145)
                                                                   ----------------     -----------------
       Net asset (liability) recognized at end of year             $       (266,600)    $         (48,702)
                                                                   ================     =================

The following table presents the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998:

                                                              2000                1999                1998
                                                         --------------     ---------------     ---------------
       Service cost                                      $    303,114       $     264,659       $     221,431
       Interest cost                                          531,945             459,402             423,837
       Expected return on assets                             (571,548)           (495,008)           (441,093)
       Amortization of:
          Transition obligation                               (55,173)            (55,173)            (55,173)
          Prior service cost                                    9,560               9,560               9,560
          Actuarial loss                                           --              11,219              14,754
                                                         ------------       -------------       -------------
       Net periodic benefit cost                         $    217,898       $     194,659       $     173,316
                                                         ============       =============       =============

Actuarial assumptions used to determine the Retirement Plan's funded status were as follows:

                                                               2000        1999      1998
                                                               ----        ----      ----
       Discount rate                                           7.25%       7.50%     6.75%
       Rate of increase in compensation levels                 4.75%       4.75%     4.50%
       Expected long-term rate of return on assets             8.50%       8.50%     8.00%

The Retirement Plan's investment portfolio consists of approximately 50% equity securities, and 50% fixed income and other investments at December 31, 2000. The majority of the Retirement Plan's assets are held by a related party who serves as trustee. See note 15 for additional information.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements

     The Company has in place Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements (the "Agreements") covering two of its executive officers. The Agreements provide for certain benefits to be paid to the executive officers upon either their retirement (as defined in the Agreements) or their death. The Company's accrual (included in other liabilities) for these future benefits was approximately $970,000 and $930,000 at December 31, 2000 and 1999, respectively.

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

     Under regulations of the Federal Reserve, banking affiliates are required to maintain certain average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2000 and 1999 the Bank was required to maintain such balances at $12,039,000 and $12,896,000, respectively.

     The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the Bank was considered to be "well capitalized" under FDIC standards. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since December 31, 2000 that management believes have changed the category of the Bank.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


     The actual capital amounts and ratios for the Company are presented in the table below (dollars in thousands):

                                                                                               For
                                                                                             Capital
                                                                                             Adequacy
                                                         Amount            Ratio             Purposes
                                                      -----------     ------------        -------------
As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets)               $    94,114         13.29%             *8.00%
Tier 1 Capital (to Risk Weighted Assets)                   84,047         11.87%             *4.00%
Tier 1 Capital (to Average Assets)                         84,047          9.72%             *3.00%

As of December 31, 1999:
------------------------
Total Capital (to Risk Weighted Assets)               $    83,665         13.34%             *8.00%
Tier 1 Capital (to Risk Weighted Assets)                   75,601         12.06%             *4.00%
Tier 1 Capital (to Average Assets)                         75,601          9.12%             *3.00%

     The actual capital amounts and ratios for the Bank are presented in the table below (dollars in thousands):

                                                                                For                     To Be Well
                                                                              Capital                Capitalized Under
                                                                              Adequacy               Prompt Corrective
                                             Amount        Ratio              Purposes               Action Provisions
                                          -----------  -----------          -------------           -------------------
As of December 31, 2000:
------------------------
Total Capital (to Risk Weighted Assets)      $  85,944    12.31%               *8.00%                    *10.00%
Tier 1 Capital (to Risk Weighted Assets)        78,646    11.26%               *4.00%                    * 6.00%
Tier 1 Capital (to Average Assets)              78,646     9.17%               *3.00%                    * 5.00%

As of December 31, 1999:
------------------------
Total Capital (to Risk Weighted Assets)      $  76,386    13.17%               *8.00%                    *10.00%
Tier 1 Capital (to Risk Weighted Assets)        71,244    12.28%               *4.00%                    * 6.00%
Tier 1 Capital (to Average Assets)              71,244     8.67%               *3.00%                    * 5.00%

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

* means greater than or equal to

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


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

     As of December 31, 2000 and 1999, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                                    2000                1999
                                                             -----------------    -----------------
Outstanding commitments to lend, unfunded loans
   and lines of credit                                       $     213,329,957    $     196,480,149
                                                             =================    =================

Standby and commercial letters of credit                     $       2,142,718    $       2,887,793
                                                             =================    =================

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

     Cash and Due From Banks, Interest Bearing Deposits in Other Banks, and Federal Funds Sold

     The carrying amounts of cash and due from banks, interest bearing deposits in other banks and federal funds sold are equal to the fair value due to the liquid nature of these financial instruments.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


   Investment Securities

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

   Long-Term Borrowings

   The fair value of long-term borrowings is the fair value at the last trade date of the respective years.

   Accrued Interest Receivable and Payable

   The carrying amount of accrued interest approximates fair value due to its short-term nature.

               FIDELITY BANCSHARES (N.C), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

     The following table presents information for financial assets and liabilities as of December 31, 2000 and 1999 (in thousands):

                                                                 2000                             1999
                                                    ------------------------------    -----------------------------
                                                                      Estimated                         Estimated
                                                      Carrying           fair           Carrying          fair
                                                        value            value            value           value
                                                    ------------    --------------    ------------    -------------
       Financial assets:
          Cash and due from banks
            and interest bearing deposits
            in other banks                          $     62,836    $       62,836    $     72,258    $      72,258
          Federal funds sold                              28,850            28,850          22,600           22,600
          Investment securities
            available for sale                             8,799             8,799           7,749            7,749
          Investment securities held
            to maturity                                  142,905           142,797         135,006          132,844
          Federal Home Loan Bank of
            Atlanta stock                                  2,170             2,170           2,059            2,059
          Accrued interest receivable                      5,962             5,962           4,824            4,824
          Loans, net                                     607,520           606,519         546,006          546,198

       Financial liabilities:
          Deposits                                  $    772,520    $      773,721    $    716,014    $     716,375
          Short-term borrowings                           26,642            26,642          22,973           22,973
          Long-term borrowings                            23,000            19,849          23,000           19,550
          Accrued interest payable                         6,306             6,306           4,730            4,730

(14) Parent Company Financial Data

          The Company's principal assets are its investments in the Bank and the Trust. Condensed financial statements for the parent company as of December 31, 2000 and 1999 are as follows (in thousands):

     CONDENSED BALANCE SHEETS                                          2000             1999
                                                                  -------------    -------------
                                  Assets

     Cash                                                         $      1,033     $        835
     Investments                                                         8,799            7,749
     Investment in subsidiaries                                         92,228           85,635
     Other assets                                                        1,630            1,470
                                                                  ------------     ------------
          Total assets                                            $    103,690     $     95,689
                                                                  ============     ============


                      Liabilities and Shareholders' Equity

     Long-term borrowings                                         $     23,711     $     23,711
     Deferred tax liability                                              2,466            2,083
     Shareholders' equity                                               77,513           69,895
                                                                  ------------     ------------
          Total liabilities and shareholders' equity              $    103,690     $     95,689
                                                                   ============     ===========


               FIDELITY BANCSHARES (N.C), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

CONDENSED STATEMENTS OF INCOME                                   2000              1999             1998
                                                            -------------     -------------     ------------
Dividends from bank subsidiary                              $       2,875     $         920     $        920
Other dividends                                                       126               153              123
Interest expense on long-term borrowings                           (2,015)           (1,097)              --
Miscellaneous expenses                                               (169)             (109)            (296)
Income tax benefit (expense)                                          691               353               --
                                                            -------------     -------------     ------------
     Income before equity in undistributed earnings
        of subsidiaries                                             1,508               220              747

Equity in undistributed earnings of subsidiaries                    6,593             7,417            6,902
                                                            -------------     -------------     ------------

     Net income                                             $       8,101     $       7,637     $      7,649
                                                            =============     =============     ============

CONDENSED STATEMENTS OF CASH FLOWS                               2000              1999             1998
                                                            -------------     -------------     ------------
Cash flows from operating activities:
  Net income                                                $       8,101     $       7,637     $      7,649
  Equity in undistributed earnings subsidiaries                    (6,593)           (7,417)          (6,902)
  Increase in other liabilities                                       457                --               --
  Increase in other assets                                           (617)           (1,428)              (7)
                                                            -------------     -------------     ------------
     Net cash provided (used) by operating activities               1,348            (1,208)             740
                                                            -------------     -------------     ------------

Cash flows from investing activities:
  Capital investment in subsidiary (Trust)                             --              (711)              --
  Capital investment in subsidiary (Bank)                              --           (20,000)              --
  Return of capital on investment securities                           --                --              456
                                                            -------------     -------------     ------------
    Net cash provided (used) by investing activities                   --           (20,711)             456
                                                            -------------     -------------     ------------

Cash flows from financing activities:
   Increase in long-term borrowings                                    --            23,711               --
   Dividends paid                                                    (900)             (905)            (909)
   Purchase and retirement of common stock                           (250)             (480)              --
                                                            -------------     -------------     ------------
     Net cash provided (used) in financing activities              (1,150)           22,326             (909)
                                                            -------------     -------------     ------------

         Net increase in cash and cash equivalents                    198               407              287

Cash and cash equivalents at beginning of year                        835               428              141
                                                            -------------     -------------     ------------

Cash and cash equivalents at end of year                    $       1,033     $         835     $        428
                                                            =============     =============     ============

               FIDELITY BANCSHARES (N.C), INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998


(15) Related Parties

     The Company has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who are also significant shareholders of the Company. At December 31, 2000, the first significant shareholder beneficially owned 11,155 shares, or 39.74 percent, of the Company's outstanding common stock. At the same date, the second significant shareholder beneficially owned 3,123 shares, or 11.13 percent, of the Company's outstanding common stock.

     These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2000, beneficially owned 2,524,468 shares, or 28.64 percent, and 1,477,495 shares, or 16.76 percent, respectively, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 37.86 percent, and 199,052 shares, or 11.61 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 487,557 Class A common shares, or 5.43 percent, and 104,644 Class B common shares, or 6.10 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is FCB.

     The following are expenses paid by the Company to the Corporation:

                                                        2000                1999                 1998
                                                  ----------------    ----------------    -----------------

          Data and items processing               $      2,549,000    $      1,925,000    $       1,420,000
          Trustee fees                                      40,000              48,000               40,000
          Other                                            447,000           1,027,000              587,000
                                                  ----------------    ----------------    -----------------
                                                  $      3,036,000    $      3,000,000    $       2,047,000
                                                  ================    ================    =================

     The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and federal funds sold totaled $50,450,392 and $35,777,835 at December 31, 2000 and 1999, respectively.

     During January 1998, the Bank sold rights to service mortgage loans to SBT. See note 4.

     During October 1998 and August 1999, the Company purchased five and seven branches, respectively, from FCB. See note 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The following table lists BancShares' current directors.

                                 Position(s)
                               with BancShares         First                         Business experience for
       Name and age             and the Bank        elected (1)                          past five years
---------------------------  --------------------   ------------  --------------------------------------------------------------
        F. Ray Allen              Director             1992       President, Uwharrie Lumber Company, Troy, NC
           (41)                                                   (hardwood lumber manufacturer)

    Haywood A. Lane, Jr.        President and          1979       Officer and Director of BancShares and the Bank
           (64)                   Director

        D. Gary McRae             Director             1999       President & CEO, McRae Industries, Inc., Mt. Gilead, NC (boot
           (50)                                                   manufacture); President, New South Realty, Mt. Gilead, NC (real estate)

     Wallace H. Mitchell          Director             1968       Retired; Partner, Mitchell Farms; former Secretary-Treasurer
           (73)                                                   and General Manager, Mitchell Chevrolet Company,
                                                                  Fuquay-Varina, NC (automobile dealership)

     Sam C. Riddle, Jr.           Director             1979       Owner and former President, Riddle Equipment Company,
           (73)                                                   Inc., Carthage, NC (farm equipment dealer)

      Billy T. Woodard         Chief Executive         1970       Officer and Director of BancShares and the Bank
           (70)                  Officer and
                               Chairman of the
                             Board of Directors

----------
(1) Each individual currently serves as a director of both BancShares and the Bank. "First elected" indicates the year in which each individual first became a director of BancShares or, if before Fidelity's organization in 1987, a director of the Bank.

The following table lists BancShares' current executive officers.

                                    Position(s)
                                  with BancShares             First                     Business experience for
       Name and age                 and the Bank             elected                        past five years
---------------------------  ---------------------------  --------------   --------------------------------------------------
      Billy T. Woodard        Chief Executive Officer         1970         Officer and Director of BancShares and the Bank
           (70)                 and Chairman of the
                                 Board of Directors

    Haywood A. Lane, Jr.       President and Director         1979         Officer and Director of BancShares and the Bank
           (64)

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                               Annual compensation
                                                        -----------------------------------------------------------------

                                                                                        Other annual        All other
                Name and                                    Salary          Bonus       compensation       compensation
           principal position                Year            (1)             ($)             (2)               (3)
-----------------------------------------   --------    ---------------   -----------   --------------    ---------------
Billy T. Woodard                             2000           $  247,000         $   -          $    --         $   10,428
Chairman and Chief Executive Officer         1999              233,000             -               --              9,973
of BancShares and the Bank                   1998              220,817        50,000               --              9,194

Haywood A. Lane, Jr.                         2000           $  204,000         $   -          $    --         $   10,350
President                                    1999              190,000             -               --              9,525
of BancShares and the Bank                   1998              174,075        40,000               --              8,622

----------

(1) Includes amounts deferred at the election of each named officer pursuant to the Bank's Section 401(k) plan.
(2) In addition to compensation paid in cash, BancShares' executive officers receive certain personal benefits from the Bank. The value of non-cash benefits received each year by each named officer did not exceed 10% of his cash compensation for that year.
(3) For 2000, consists of the Bank's contribution to the Section 401(k) plan for the account of each named officer ($8,028 for Mr. Woodard and $7,950 for Mr. Lane) and fees received for services as directors of the Bank ($2,400 for Mr. Woodard and $2,400 for Mr. Lane).

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

                                                                            Years of service
                                             -------------------------------------------------------------
                          Final average
                           compensation       10 years        20 years        30 years         40 years
                         -----------------   ------------    ------------   -------------    -------------
                         $    50,000      $     6,969      $   13,937      $   20,906       $   27,390
                              75,000           11,594          23,187          34,781           45,077
                             100,000           16,219          32,437          48,656           62,765
                             125,000           20,844          41,687          62,531           80,452
                             150,000           25,469          50,936          76,406           98,140
                             175,000           30,094          60,187          90,281          115,827
                             200,000           34,235          68,469         102,704          131,664
                             225,000           34,235          68,469         102,704          131,664
                             250,000           34,235          68,469         102,704          131,664

Benefits shown in the table are computed as straight life annuities beginning at age 65 and are not subject to a deduction for Social Security benefits or any other offset amounts. A participant's compensation covered by the pension plan includes base salary, bonuses, overtime pay, and earnings deferred by the participant's own contribution pursuant to the Bank's Section 401(k) plan (but excluding any special bonuses, any directors' fees, the Bank's matching contributions to the Section 401(k) plan, or any other incidental compensation). Benefits are calculated based on each participant's "final average compensation," which is defined as the participant's average earnings during the five highest consecutive earning years of the last ten complete calendar years as a participant. However, under current tax laws, $170,000 is the maximum amount of annual compensation for 2000 that can be included for purposes of calculating a participant's final average compensation, and the maximum annual benefit that may be paid to a retiring participant is $135,000. The maximum years of credited service which may be counted in calculating benefits under the Pension Plan is 40 years. The estimated years of service and the estimated final average compensation, respectively, as of December 31, 2000, for each of the executive officers named in the Summary Compensation Table above are as follows:
Billy T. Woodard -- 40 years and $160,000; and Haywood A. Lane, Jr. -- 38 years and $156,095.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders. As of March 15, 2001, persons known to BancShares to own beneficially or of record more than 5% of BancShares' voting securities were as follows:

                                                                            Amount and
                                                                            nature of
                                      Name and address                      beneficial          Percentage
                                     of beneficial owner                  ownership (1)         of class
                         ---------------------------------------------   -----------------    -------------
                         Frank B. Holding                                   11,155 (2)              39.74%
                         Smithfield, North Carolina

                         Lewis R. Holding                                    3,023 (3)              10.77%
                         Lyford Cay, Bahamas

                         North State Trustees (4)                           8,480 (4)               30.21%
                         Charlotte, North Carolina

----------

(1) Except as otherwise noted, each named individual exercises sole voting and investment power with respect to all shares.

(2) Includes 3,978 shares held by Mr. F. Holding's adult children and with respect to which shares he disclaims beneficial ownership.

(3) Includes an aggregate of 1,696 shares held by or in trust for Mr. L. Holding's adult daughter and with respect to which shares he disclaims beneficial ownership. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by North State Trustees.

(4) Consists of shares held by two irrevocable grantor trusts (the "1976 Trust," the "1979 Trust," and the "1990 Trust") with respect to which Carmen P. Holding Ames currently is the sole beneficiary. Ms. Ames has sole power to direct the voting, and shared power (with the six trustees) to direct the disposition, of 345 shares held by the 1976 Trust and 1,000shares held by the 1979 Trust. The written agreement pertaining to the 1990 Trust provides that, in connection with their voting of 6,735 shares held by the trust, the trustees will consult with the then current beneficiaries who are at least 40 years of age, but that the trustees will not be bound by the voting preference of any such beneficiary. Of the listed shares, an aggregate of 1,345 shares also are shown as beneficially owned by Mr. L. Holding.

Management Ownership. The beneficial ownership of BancShares' voting securities as of March 15, 2001, by its current directors individually, and by all current directors and executive officers as a group, was as follows:

                                                                            Amount and
                                                                            nature of
                                           Name of                          beneficial         Percentage
                                       beneficial owner                   ownership (1)         of class
                         ---------------------------------------------   -----------------    -------------
                         F. Ray Allen                                          102 (2)             .36%
                         Biscoe, NC

                         Haywood A. Lane, Jr.                                  143                 .51%
                         Raleigh, NC

                         D. Gary McRae                                          10                 .04%
                         Mount Gilead, NC

                         Wallace H. Mitchell                                   100                 .36%
                         Fuquay-Varina, NC

                         Sam C. Riddle, Jr.                                     87 (3)             .31%
                         Carthage, NC

                         Billy T. Woodard                                      720 (4)            2.57%
                         Fuquay-Varina, NC

                         All directors and executive officers                1,162                4.15%
                         as a group (7 persons, all of whom
                         are named above)

----------

(1) Except as otherwise noted, each named individual, and individuals included in the group, exercise sole voting and investment power with respect to all shares.
(2) Includes 40 shares held by Mr. Allen jointly with his spouse, and 40 shares held by a corporation of which he may be deemed to be a control person, and with respect to which shares Mr. Allen exercises shared voting and investment power.
(3) Includes 22 shares held by Mr. Riddle jointly with his spouse and with respect to which shares he exercises shared voting and investment power.
(4) Includes 391 shares held by Mr. Woodard's spouse and adult children and with respect to which shares he may be deemed to exercise shared voting and investment power.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of the directors, executive officers, principal shareholders of BancShares and the Bank, and their associates. Loans included in those transactions during 2000 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such loans did not involve more than the normal risk of collectibility or present other unfavorable features. See note 4 of notes to consolidated financial statements included in
Item 8.

The Bank is party to a contract with FCB, pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank's pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2000 totaled approximately $3.0 million. The following are fees paid by the Company to FCB:

                                                               2000               1999                1998
                                                          ---------------    ---------------    -----------------
        Data and items processing                     $       2,549,000          1,925,000          1,420,000
        Trustee fees                                             40,000             48,000             40,000
        Other                                                   447,000          1,027,000            587,000
                                                          ---------------    ---------------    -----------------
                                                      $       3,036,000          3,000,000          2,047,000
                                                          ===============    ===============    =================

The Company also has a correspondent relationship with the FCB. Correspondent account balances with FCB included in cash and due from banks and federal funds sold totaled $50,450,392 and $35,777,835 at December 31, 2000 and 1999,
respectively.

The Bank's relationship with FCB under the agreement will continue during 2001. Frank B. Holding and Lewis R. Holding, principal shareholders of BancShares, are directors, executive officers and principal shareholders of First Citizens BancShares, Inc., the bank holding company for FCB.

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

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for each of the years in the three year period ended December 31, 2000
         Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 2000 Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000
         Notes to Consolidated Financial Statements

2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are included in Item 8 of this Report.

3.  Exhibits

         The following exhibits are filed or incorporated herewith as part of this report on Form 10-K:

3.1 BancShares' Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
3.2 BancShares' By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.1 Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.5      Form of Guarantee Agreement (incorporated herein by reference to
         Exhibit 4.5 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
*10.4 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation

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

(b) Reports on Form 8-K. During the fourth quarter of 2000 BancShares filed no Form 8-K Current Reports.

----------

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant' has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIDELITY BANCSHARES (N.C.), INC.

Dated:  March 29, 2001           By:      __________________________________
                                          Billy T. Woodard
                                          Chairman and Chief Executive Officer

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                             Title                              Date
-----------------------------       -------------------------------            -------------
_____________________________       Chairman and Chief Executive Officer        March ___, 2001
Billy T. Woodard                    (principal executive officer)


_____________________________       Chief Financial Officer and Treasurer       March ___, 2001
Mary A. Woodard                     (principal financial and accounting
                                    Officer)

_____________________________       President and Director                      March ___, 2001
Haywood A. Lane, Jr.


_____________________________       Director                                    March ___, 2001
F. Ray Allen


_____________________________       Director                                    March ___, 2001
D. Gary McRae


_____________________________       Director                                    March ___, 2001
Wallace H. Mitchell


_____________________________       Director                                    March ___, 2001
Sam C. Riddle, Jr.

                                  EXHIBIT INDEX

3.1 BancShares' Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
3.2 BancShares' By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.1 Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.5      Form of Guarantee Agreement (incorporated herein by reference to
         Exhibit 4.5 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
*10.4 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
21.1 List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

----------

* Denotes a management contract or compensatory contract or arrangement.

----------