Form 10-Q
period 2001-03-31
FIDELITY BANCSHARES NC INC /DE/
filed 2001-05-15
CIK 825953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the period ended March 31, 2001
                                           --------------


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

Yes [X]     No [_]


                 Common Stock, $25 Par Value - 28,070 shares
--------------------------------------------------------------------------------
         (Number of shares outstanding, by class, as of May 01, 2001)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31,     December 31,    March 31,
                                                                           -----------    ------------    ---------
                                                                              2001            2000          2000
                                                                           -----------    ------------    ---------
                                                                           (unaudited)                    (unaudited)
Assets
Cash and due from banks................................................    $ 63,429,656   $ 35,657,872   $ 29,302,876
Interest bearing deposits in other banks...............................      28,842,226     27,178,095      1,082,833
Federal funds sold.....................................................      56,700,000     28,850,000     46,700,000
                                                                           ------------   ------------   ------------
     Total cash and cash equivalents...................................     148,971,882     91,685,967     77,085,709
                                                                           ------------   ------------   ------------
Investment securities:
 Held to maturity (estimated fair value of $118,282,647,
     $142,796,950, and $141,993,991, respectively).....................     117,694,202    142,904,792    144,715,780
 Available for sale (cost of $3,102,998 for all periods)...............      11,545,354      8,799,080      6,329,002
                                                                           ------------   ------------   ------------
     Total investment securities.......................................     129,239,556    151,703,872    151,044,782
                                                                           ------------   ------------   ------------
Loans..................................................................     625,722,083    614,817,472    571,487,321
Allowance for loan losses..............................................      (7,947,899)    (7,297,833)    (5,057,676)
                                                                           ------------   ------------   ------------
     Loans, net........................................................     617,774,184    607,519,639    566,429,645
                                                                           ------------   ------------   ------------
Federal Home Loan Bank of Atlanta stock, at cost.......................       2,309,400      2,169,700      2,169,700
Premises and equipment, net...........................................       34,927,587     34,749,653     34,288,661
Accrued interest receivable............................................       5,793,761      5,961,767      4,848,319
Intangible assets......................................................      18,452,606     12,777,041     13,617,850
Other assets...........................................................       1,866,698      1,102,807      1,364,460
                                                                           ------------   ------------   ------------
     Total assets......................................................    $959,335,674   $907,670,446   $850,849,126
                                                                           ============   ============   ============

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing demand deposits...................................    $130,424,399   $110,191,311   $112,246,016
 Savings and interest-bearing demand deposits..........................     280,235,398    288,374,723    260,662,386
 Time deposits.........................................................     409,203,303    373,953,911    353,989,510
                                                                           ------------   ------------   ------------
     Total deposits....................................................     819,863,100    722,519,945    726,897,912
Short-term borrowings..................................................      24,727,374     26,641,586     22,003,520
Long-term borrowings...................................................      23,000,000     23,000,000     23,000,000
Accrued interest payable...............................................       7,411,395      6,306,181      4,785,368
Other liabilities......................................................       3,747,065      1,689,965      3,403,041
                                                                           ------------   ------------   ------------
     Total liabilities.................................................     878,748,934    830,157,677    780,089,841
                                                                           ------------   ------------   ------------
Shareholder's equity:
 Common stock ($25 par value; 29,200 shares authorized; 28,070,
     28,070, and 28,170 shares issued and outstanding, respectively)...         701,750        701,750        704,250
 Surplus...............................................................       6,176,362      6,176,362      6,198,366
 Accumulated other comprehensive income................................       5,107,626      3,688,615      2,120,112
 Retained earnings.....................................................      68,601,002     66,946,042     61,736,557
                                                                           ------------   ------------   ------------
     Total shareholders' equity........................................      80,586,740     77,512,769     70,759,285
                                                                           ------------   ------------   ------------
     Total liabilities and shareholders' equity........................    $959,335,674   $907,670,446   $850,849,126
                                                                           ============   ============   ============

         See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Three months ended March 31,
                                                                                    --------------------------------------
                                                                                         2001                      2000
                                                                                    -------------              -----------
                                                                                                   (unaudited)
Interest income:
   Interest and fees on loans.....................................................   $ 14,688,389              $ 13,024,697
   Interest and dividends on investment securities:
       Non taxable interest income................................................              -                    19,050
       Taxable interest income....................................................      2,446,493                 2,485,072
       Dividend income............................................................         75,779                    41,082
   Interest on federal funds sold.................................................        272,569                   153,843
                                                                                     ------------              ------------
          Total interest income...................................................     17,483,230                15,723,744
                                                                                     ------------              ------------
Interest expense:
   Deposits.......................................................................      7,491,560                 6,243,657
   Short-term borrowings..........................................................        245,466                   225,725
   Long-term borrowings...........................................................        488,750                   488,750
                                                                                     ------------              ------------
          Total interest expense..................................................      8,225,776                 6,958,132
                                                                                     ------------              ------------
          Net interest income.....................................................      9,257,454                 8,765,612
Provision for loan losses.........................................................        750,000                   375,000
                                                                                     ------------              ------------
          Net interest income after provision for loan losses.....................      8,507,454                 8,390,612
                                                                                     ------------              ------------
Noninterest income:
   Service charges on deposit accounts............................................      1,242,070                   861,900
   Other service charges and fees.................................................        740,257                   533,587
   Other income...................................................................         22,186                     7,679
   Gain on marketable equity securities...........................................        458,395                         -
                                                                                     ------------              ------------
          Total noninterest income................................................      2,462,908                 1,403,166
                                                                                     ------------              ------------
Noninterest expenses:
   Salaries and employees benefits................................................      4,184,360                 3,653,760
   Occupancy and equipment........................................................      1,200,885                 1,137,851
   Data processing................................................................        711,029                   582,201
   Amortization of intangibles....................................................        347,108                   280,269
   Other expense..................................................................      1,261,283                 1,018,529
   Impairment loss on fixed assets................................................        304,656                         -
                                                                                     ------------              ------------
          Total noninterest expense...............................................      8,009,321                 6,672,610
                                                                                     ------------              ------------
          Net income before income taxes..........................................      2,961,041                 3,121,168
Income tax expense................................................................      1,081,505                 1,129,363
                                                                                     ------------              ------------
          Net income..............................................................   $  1,879,536              $  1,991,805
                                                                                     ============              ============

Per share information:
   Net income.....................................................................   $      66.96              $      70.71
   Cash dividends declared........................................................   $       8.00              $       8.00
   Weighted average shares outstanding............................................         28,070                    28,170

          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                          Accumulated

                                                                             other                                        Total

                                       Common Stock                      comprehensive    Retained      Comprehensive shareholders'
                                   --------------------
                                    Shares     Amount        Surplus        income        earnings         income         equity
                                   --------  ----------   ------------   -------------  -------------   ------------- -------------
Balance December 31, 1999.........  28,170   $  704,250   $  6,198,366   $  3,021,971   $  59,970,112                 $  69,894,699
                                   --------  ----------   ------------   -------------  -------------                 -------------

  Net income......................      --           --             --             --       1,991,805   $  1,991,805      1,991,805
  Cash dividends
    ($8.00 per share).............      --           --             --             --        (225,360)            --       (225,360)
  Unrealized loss on securities
    available for sale, net of
    deferred tax benefit of
    $518,391......................      --           --             --       (901,859)             --       (901,859)      (901,859)
                                   --------  ----------   ------------   -------------  -------------   ------------- -------------
  Comprehensive income............                                                                      $  1,089,946
                                                                                                        =============

Balance March 31, 2000............  28,170   $  704,250   $  6,198,366   $  2,120,112   $  61,736,557                 $  70,759,285
                                   ========  ==========   ============   =============  =============                 =============

Balance December 31, 2000.........  28,070   $  701,750   $  6,176,362   $  3,688,615   $  66,946,042                 $  77,512,769
                                   --------  ----------   ------------   -------------  -------------                 -------------

  Net income......................      --           --             --             --       1,879,536   $  1,879,536      1,879,536
  Cash dividends
    ($8.00 per share).............      --           --             --             --        (224,576)            --       (224,576)
  Unrealized gain on securities
    available for sale, net of
    deferred taxes of
    $868,866......................      --           --             --      1,419,011              --      1,419,011      1,419,011
                                   --------  ----------   ------------   -------------  -------------   ------------- -------------
  Comprehensive income............                                                                      $  3,298,547
                                                                                                        =============

Balance March 31, 2001............  28,070   $  701,750   $  6,176,362   $  5,107,626   $  68,601,002                 $  80,586,740
                                   ========  ==========   ============   =============  =============                 =============

         See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                            Three months ended March 31,
                                                                                       -------------------------------------
                                                                                            2001                   2000
                                                                                       --------------         --------------
Cash flows from operating activities:
  Net income.........................................................................  $    1,879,536         $    1,991,805
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization....................................................         955,403                876,854
    Amortization (accretion) on investment securities................................         (86,996)               (56,398)
    (Gain) loss on disposition of premises and equipment.............................          (2,487)                 1,040
    Impairment loss on fixed assets..................................................         304,656                      -
    Provision for loan losses........................................................         750,000                375,000
    Origination of loans held for sale...............................................      (2,378,950)            (1,005,650)
    Proceeds from sales of loans held for sale.......................................       2,399,243                878,709
    Gain on sales of loans held for sale.............................................         (20,293)                (4,309)
    Gain on marketable equity securities.............................................        (458,395)                     -
    Decrease (increase) in accrued interest receivable...............................         168,006                (24,052)
    (Increase) decrease in other assets, net.........................................        (763,888)               368,231
    Increase in other liabilities, net...............................................       1,188,234              1,444,462
    Increase in accrued interest payable.............................................       1,105,214                 55,583
                                                                                       --------------         --------------
       Net cash provided by operating activities.....................................       5,039,283              4,901,275
                                                                                       --------------         --------------
Cash flows from investing activities:
  Purchase of securities held to maturity............................................     (49,702,474)           (39,653,069)
  Proceeds from maturities and issuer calls of securities held to maturity...........      75,000,060             30,000,131
  Purchase of FHLB of Atlanta stock..................................................        (139,700)              (110,400)
  Proceeds from sale of assets acquired in settlement of loans.......................              --                118,161
  Net increase in loans..............................................................      (7,128,338)           (20,666,899)
  Purchases of premises and equipment................................................        (195,976)            (2,051,344)
  Net cash received on branch purchases..............................................      38,694,108                      -
                                                                                       --------------         --------------
       Net cash provided (used) by investing activities..............................      56,527,680            (32,363,420)
                                                                                       --------------         --------------
Cash flows from financing activities:
  Net (decrease) increase in deposits................................................      (2,142,260)            10,884,286
  Net increase in short-term borrowings..............................................      (1,914,212)              (969,031)
  Cash dividends paid................................................................        (224,576)              (225,360)
                                                                                       --------------         --------------
       Net cash provided (used) by financing activities..............................      (4,281,048)             9,689,895
                                                                                       --------------         --------------
       Net increase (decrease) in cash and cash equivalents..........................      57,285,915            (17,772,250)
Cash and cash equivalents at beginning of year.......................................      91,685,967             94,857,959
                                                                                       --------------         --------------
Cash and cash equivalents at end of year.............................................  $  148,971,882         $   77,085,709
                                                                                       ==============         ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...........................................  $    7,120,562         $    6,902,549
                                                                                       ==============         ==============
  Cash paid during the period for income taxes.......................................  $    1,533,160         $    1,438,124
                                                                                       ==============         ==============
Supplemental disclosure of noncash financing and investing activities:
  Unrealized gains (losses) on available-for-sale securities, net of deferred tax
     benefits (expense) of ($868,866) and $518,391, respectively.....................  $    1,419,011         $     (901,859)
                                                                                       ==============         ==============

         See accompanying notes to consolidated financial statements.

               Fidelity BancShares (N.C.), Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 62 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 2001 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares adopted the provisions of SFAS No. 133 on January 1, 2001, but, as a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 did not have a material impact on its consolidated financial statements.


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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2001. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential common stock.

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                          (Unaudited)
                                                   Three months ended March 31,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
Balance at begining of year...................    $ 7,297,833       $ 5,141,647
   Provision for loan losses..................        750,000           375,000
   Loans charged off..........................       (399,143)         (730,744)
   Loan recoveries............................        299,209           271,773
                                                  -----------       -----------
Balance at end of the period..................    $ 7,947,899       $ 5,057,676
                                                  ===========       ===========

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at March 31, 2001 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust's payment of distributions and other payments on the capital securities.

Note 5. Branch Acquisitions

In February 2001, BancShares acquired the Mebane, Rockingham and Yanceyville, North Carolina branches of First Union National Bank. This acquisition was accounted for as a purchase, and, therefore the results of operations prior to purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $3.9 million and $49.5 million, respectively.

Note 6. Gain on Marketable Equity Securities

During the first quarter of 2001, Bancshares recognized a nonrecurring securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which Bancshares had an equity interest.

Note 7. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at May 1, 2001, beneficially owned 11,155 shares, or 39.74%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 3,023 shares, or 10.77%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at May 1, 2001, beneficially owned 2,527,204 shares, or 28.67%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.09%, and 199,052 shares, or 11.68%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.14%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

(Dollars in thousands)                                  (Unaudited)
                                              Three Months Ended March 31, 2001
                                              --------------------------
                                                2001              2000
                                              --------          --------
Data and item processing                       $   728             $ 607
Forms, supplies and equipment                       79                84
Trustee for employee benefit plans                 223               253
                                              --------          --------
                                               $ 1,030             $ 944
                                              --------          --------

                                                                --------------------------------------------------------
                                                      2001                               2000
                                                   ---------    --------------------------------------------------------
                                                     First        Fourth          Third         Second          First
                                                    Quarter      Quarter          Quarter       Quarter         Quarter
                                                   ---------    ---------       ----------    -----------     ----------
Summary of Operations

Interest income..................................  $  17,483       17,748       $   17,039    $    16,536     $   15,724
Interest expense.................................      8,226        8,304            7,873          7,339          6,958
                                                   ---------    ---------       ----------    -----------     ----------
Net interest income..............................      9,257        9,444            9,166          9,197          8,766
Provision for loan losses........................        750          750              750            750            375
                                                   ---------    ---------       ----------    -----------     ----------
Net interest income after
  provision for loan losses......................      8,507        8,694            8,416          8,447          8,391
Noninterest income...............................      2,463        1,905            1,970          1,888          1,403
Noninterest expense..............................      8,009        7,376            7,332          7,015          6,673
                                                   ---------    ---------       ----------    -----------     ----------
Net income before income taxes...................      2,961        3,223            3,054          3,320          3,121
Income taxes.....................................      1,081        1,167            1,110          1,211          1,129
                                                   ---------    ---------       ----------    -----------     ----------
Net imcome.......................................  $   1,880    $   2,056       $    1,944    $     2,109     $    1,992
                                                   =========    =========       ==========    ===========     ==========
Selected Period-End Balances
Total assets.....................................  $ 959,336      907,670       $  871,166    $   858,440     $  850,849
Investment securities and federal
  funds sold.....................................    185,940      180,554          163,330        157,821        197,745
Loans, gross.....................................    625,722      614,817          601,674        592,821        571,487
Interest earning assets..........................    842,813      824,719          786,369        759,156        772,485
Deposits.........................................    819,863      772,520          741,702        732,210        726,898
Interest bearing liabilities.....................    737,166      711,971          670,337        665,527        659,656
Shareholders' equity.............................     80,587       77,513           75,072         72,779         70,759
Common shares outstanding........................     28,070       28,070           28,070         28,170         28,170
                                                   ---------    ---------       ----------    -----------     ----------
Selected Average Balances
Total Assets.....................................  $ 911,741      877,015       $  853,104    $   848,124     $  834,136
Investment securities and federal
  funds sold.....................................    177,115      165,536          165,513        163,690        189,679
Loans, gross.....................................    621,868      609,556          596,915        582,139        560,914
Interest earning assets..........................    826,812      799,046          771,519        768,703        757,646
Deposits.........................................    775,293      744,188          726,281        723,169        710,665
Interest bearing liabilities.....................    709,705      679,141          661,843        659,648        656,086
Shareholders' equity.............................     79,321       76,641           74,358         72,627         70,107
Common shares outstanding........................     28,070       28,070           28,119         28,170         28,170
                                                   ---------    ---------       ----------    -----------     ----------
Profitability Ratios
Rate of return (annualized) on:
  Total assets...................................       0.84         0.93             0.91           1.00           0.96
  Shareholders' equity...........................       9.61        10.67            10.34          11.68          11.43
Dividend payout ratio............................      11.95        10.92            11.55          10.68          11.31
                                                   ---------    ---------       ----------    -----------     ----------

Liquidity and Capital Ratios (averages)
Loans to deposits................................      80.21%       81.91            82.19          80.50          78.93
Shareholders' equity to total assets.............       8.70         8.74             8.77           8.56           8.40
                                                   ---------    ---------       ----------    -----------     ----------

Per Share of Common Stock
Net income.......................................  $   66.96        73.24       $    69.14    $     74.88     $    70.71
Cash dividends...................................       8.00         8.00             8.00           8.00           8.00
Book value.......................................   2,870.92     2,761.42         2,674.45       2,583.58       2,511.87
                                                   ---------    ---------       ----------    -----------     ----------

                                              2001                            2000
                                      ----------------------------   ----------------------------      Increase (decrease) due to:
                                                 Interest                       Interest               ---------------------------
                                       Average    Income/   Yeild/   Average     Income/   Yeild/                Yeild/   Total
                                       Balance   Expense    Rate     Balance    Expense    Rate          Volume   Rate    Change
                                      ---------  --------  -------   -------    -------    ------      --------  ------   --------
ASSETS
Interest earning assets:
     Loans.........................   $ 621,868  $ 14,716     9.60%  $560,914   $ 13,050     9.36%     $ 1,459   $  207   $  1,666
     Taxable Investment
       securities..................     147,367     2,085     5.74    169,244      2,404     5.71         (310)      (9)      (319)
     Non taxable investment
       securities..................           -         -               2,000         30     6.03          (15)     (15)       (30)
     Federal funds sold............      20,415       273     5.42     11,149        154     5.56          126       (7)       119
     Other investments.............      11,507        76     2.68      8,813         41     1.87            7       28         35
     Cash and due from banks.......      25,655       362     5.72      5,526         81     5.90          289       (8)       281
                                      ---------  --------  -------   --------   --------   ------      -------   ------    -------
Total interest earning assets......   $ 826,812  $ 17,512     8.59%   757,646   $ 15,760   $ 8.37%     $ 1,556   $  196    $ 1,752
                                      ---------  --------  -------   --------   --------   ------      -------   ------    -------
Noninterest earning assets:
     Cash and due from banks.......      32,715                      $ 26,661
     Premises and equipment........      34,815                        33,768
     Other assets..................      25,231                        21,356
     Reserve for loan losses.......      (7,832)                       (5,295)
                                      ---------                      --------
Total assets.......................   $ 911,741                      $834,136
                                      =========                      ========
LIABILITIES & EQUITY
Interest bearing liabilities:
   Demand deposits.................   $ 107,289  $    338     1.28%  $108,358   $    438     1.63%     $   (12)  $  (88)   $  (100)
   Savings deposits................     162,568     1,317     3.29    145,583      1,294     3.57          204     (181)        23
   Time deposits...................     392,299     5,837     6.03    356,891      4,512     5.08          487      838      1,325
   Short-term borrowings...........      24,549       246     4.06     22,254        226     4.08           24       (4)        20
   Long-term borrowings............      23,000       488     8.60     23,000        488     8.53            -        -          -
                                      ---------  --------  -------   --------   --------   ------      -------   ------    -------
Total interest bearing liabilities.     709,705  $  8,226     4.70%   656,086   $  6,958     4.27%     $   703   $  565    $ 1,268
                                      =========  ========  =======   ========   ========   ======      =======   ======    =======
Noninterest bearing
    liabilities:
    Demand deposits................     113,137                        99,833
    Other liabilities..............       9,578                         8,110
    Shareholders' equity...........      79,321                        70,107
                                      ---------                      --------
Total liabilities and equity.......   $ 911,741                      $834,136
                                      =========                      ========
Interest rate spread...............                           3.89%                          4.10%
                                                           =======                         ======
Net interest income and net
    interest margin................              $  9,286    4.55%              $  8,802     4.67%     $   853   $ (369)   $   484
                                                 ========  ======               ========   ======      =======   ======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates 65 branches in North Carolina.

Financial Condition and Results of Operations.

     Net Income. In the first quarter of 2001, BancShares' net income decreased $112,000 to $1.9 million from $2.0 million in the first quarter of 2000, a decrease of 5.64%. The decrease in net income resulted primarily from increases in the provision for loan losses and noninterest expense, which were only partially offset by growth in net interest income and noninterest income. Net income for the first quarter of 2001 includes operations, not present in the first quarter of 2000, from three branches which were acquired from First Union National Bank ("First Union") during the first quarter of 2001. Loans and deposits acquired from First Union were approximately $3.9 million and $49.5 million, respectively. The acquisition resulted in BancShares recording an intangible asset of approximately $6.0 million.

     Net income per share for the first quarter of 2001 was $66.96, a decrease of $3.75 per share, or 5.30%, from $70.71 per share in 2000. Return on average assets for the first quarter of 2001 and 2000 was 0.84% and 0.96%, respectively. Return on average equity for first quarter 2001 and 2000 was 9.61% and 11.43%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

     Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first quarter of 2001, net interest income was $9.3 million as compared to $8.8 million for the same period in 2000, an increase of $484,000 or 5.50% of the $484,000 increase in net interest income, $853,000 resulted from increase in the volume of interest earning assets and interest bearing liabilities, the effect of which was offset by the impact of rate changes which contributed to a $369,000 decrease in the net interest income. The net interest margin for first quarter 2001 and 2001 was 4.55% and 4.67%, respectively.

     Interest income for the first quarter of 2001 was $17.5 million as compared to $15.8 million in 2000, an increase of $1.8 million or 11.12%. The increase in interest income from the first quarter of 2000 to the first quarter of 2001 is primarily attributable to an increase in average loan balances outstanding from $560.9 million to $621.9 million, an increase of $61.0 million or 10.87%. Interest income from loans amounted to $14.7 million in the first quarter of 2001 as compared to $13.0 million in the first quarter 2000, an increase of $1.7 million or 12.77%. BancShares' loan growth is largely due to growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $2.8 million and $2.7 million for the first quarter of 2001 and 2000, respectively. Average interest-earning assets for the first quarter of 2001 increased to $826.8 million, a 9.13% increase from $757.6 million in the first quarter of 2001. The yield on interest-earning assets for the first quarter of 2001 and 2000 was 8.59% and 8.37%, respectively. Trends in interest earning assets are shown in Table 2.

     Interest expense for the first quarter of 2001 was $8.2 million compared to $7.0 million in 2000, an increase of $1.3 million or 18.22%. The increase in interest expense in the first quarter of 2001, compared to the first quarter of 2000, is primarily attributable to increased average interest-bearing deposit balances, primarily time deposits and savings accounts (from the first quarter 2001 acquisition). Average interest-bearing deposits increased $51.3 million or 8.40%, from $610.8 million in the first quarter of 2000 to $662.2 million in the first quarter of 2001. The average rate paid on interest-bearing deposits was 4.59% and 4.11% for the first quarter of 2001 and 2000, respectively.
Borrowings contributed $734,000 in interest expense during the first quarter of 2001 compared to $714,000 during the first quarter of 2000, an increase of $20,000 or 2.8%. The yield on interest-bearing liabilities for the first quarter of 2001 and 2000 was 4.70% and 4.27%, respectively. Trends in interest bearing liabilities are shown in Table 2 to the consolidated financial statements.

     Asset Quality and Provision for Possible Loan Losses. For the first quarter of 2001 and 2000, management added $750,000 and $375,000, respectively, to the allowance for loan losses as provisions for loan losses. The increased provision in the first quarter of 2001 was prompted by strong loan portfolio growth, the entering of new markets through de novo branches in 2000, and the impact of the declining economy on borrowers. During the first quarter of 2001, management charged-off loans totaling $399,142 and had recoveries of $299,209, resulting in net charge-offs of $99,933. During the same period in 2000, management charged-off $731,000 in loans and had recoveries of $272,000, resulting in net charge-offs of $459,000. Charge-offs were higher for the first quarter of 2000 due to two significant borrowing relationships in which loans were charged off. Specific allowances for loan losses for these loans had previously been made in 1999. No such charge-offs were experienced during the first quarter of 2001. The ratio of allowance for loan losses to loans increased to 1.27% at March 31, 2001 from 1.19% at December 31, 2000. This increase is due to increased provision expense in first quarter of 2001 over first quarter of 2000 as previously discussed. The following table presents BancShares' comparative asset quality ratios:

                                                                                   March 31,    December 31,
                                                                                     2001          2000
                                                                                   --------     -----------
Ratio of annualized net loans charged off to average loans.......................     0.06%         0.08%
Allowance for loan losses to loans...............................................     1.27          1.19
Non-performing assets to total gross loans and other real estate owned...........     0.05          0.01
Non-performing assets to total assets............................................     0.03          0.01

     Management considers the allowance for loan losses, at March 31, 2001, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at March 31, 2001. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies have the authority to require the Bank to increase the allowance based on the examiners' judgements about information available to them at the time of their examinations.

     Noninterest Income. Noninterest income increased $1,060,000 or 75.53% for the first quarter of 2001 over the first quarter of 2000. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first quarter of 2001 primarily due to increased deposit base from acquired branches, de novo branch openings during the second and third quarters of 2000 and growth in the existing branch network. BancShares' average deposits increased $64.6 million or 9.09% to $775,000 in the first quarter of 2001 from $710.7 million in the first quarter of 2000. Noninterest income includes a nonrecurring securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which Bancshares had an equity investment.

     Noninterest Expense. Noninterest expense increased $1.3 million or 20.03%, from $6.7 million in the first quarter of 2000 to $8.0 million in the first quarter of 2001, including increases of $531,000 in salaries and employee benefits, $63,000 in occupancy and equipment expense, $129,000 in data processing cost, $203,000 in other expenses and $67,000 in intangibles amortization. The increases represented increases of 14.52% in salaries and employee benefits, 5.54% in occupancy and equipment expenses, 22.13% in data processing costs, 19.91% in other expenses and 23.85% in intangibles amortization over the first quarter of 2000. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired three branches during the first quarter of 2001, opened three de novo branches during the second and third quarters of 2000, and has seen increased activity within the existing branch network. BancShares also had a one time impairment loss of $304,656 on fixed assets. During late March and early April, BancShares analyzed the results of operations of these branches through the first quarter of 2001 taking into consideration recent economic conditions and the performance of these branches in the first quarter. BancShares concluded the carrying value of these branches were impaired and therefore recorded the impairment loss to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value.

Based on these analyses, management committed in the second quarter of 2001 to close these branches. Accordingly, BancShares expects to incur additional disposal and contract termination costs during the second quarter of approximately $136,000.

     Income Taxes. In the first of quarter 2001, BancShares had income tax expense of $1.1 million, a decrease of $48,000 or 4.24%, from $1.1 million in the prior year period. The resulting effective income tax rates, based on the accruals for the three months ended March 31, 2001 and 2000, were 36.52% and 36.18%, respectively.

Capital Resources.

     Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

     Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at March 31, 2001 was 8.96% as compared to 9.72% at December 31, 2000.

     BancShares is also required to meet minimum requirements for risk-based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2001, the Total Capital Ratio was 13.39% as compared to 14.28% at December 31, 2000.

     The following table presents capital adequacy calculations and ratios of
BancShares:


                                                             March 31,        December 31,
                                                               2001              2000
                                                            ----------        -----------
     Tier 1 capital.......................................    $ 80,027          $ 94,114
     Total capital........................................      91,773            84,047
     Leverage capital ratio...............................        8.96%  (1)        9.72%  (1)
     Tier 1 capital ratio.................................       11.67   (1)       12.75   (1)
     Total capital ratio..................................       13.39   (1)       14.28   (1)

     __________
     (1)  These ratios exceed the minimum required regulatory capital ratios.

     At March 31, 2001, and December 31, 2001, BancShares was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in the BancShares' assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, the BancShare's capital ratios.

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), federal funds sold, interest-bearing deposits in other banks and cash and due from banks. These assets represented 24.64% of deposits at March 31, 2001, an increase from 20.52% at December 31, 2000. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 12.69% at March 31, 2001, compared to 9.79% at December 31, 2000. These ratios have increased due to deposit growth exceeding loan growth in the first quarter of 2001, primarily due to the acquisition of three First Union Branches.

     The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2001 and 2000. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2001, and December 31, 2000, jumbo time deposits represented 11.60% and 10.47%, respectively, of total deposits.

     Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2001. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                                            Maturing in period ended March 31, 2001
                                              ----------------------------------------------------------------
                                                 2002      2003       2004       2005       2006    Thereafter    Total   Fair Value
                                              --------   --------   --------   --------   --------  ----------  --------  ----------
                                                                              (Dollars in thousands)
Assets
  Loans:
     Fixed rate.............................  $102,304   $ 85,382   $ 89,742   $ 34,864   $ 10,675   $ 25,869   $348,836   $627,289
     Average rate(%)........................      9.35%      8.96%      8.93%      8.24%      8.14%      7.74%      8.88%

     Variable rate..........................  $141,680   $ 20,913   $ 16,108   $  4,831   $  6,595   $ 86,759   $276,886   $276,886
     Average rate...........................      8.80%      8.74%      8.79%      8.93%      8.62%      9.27%      8.94%

  Investment securities (1):
     Fixed rate.............................  $ 97,649   $ 20,037          -          -          -   $      8   $117,694   $118,283
     Average rate(%)........................      5.79%      5.06%         -          -          -      10.86%      5.67%

Liabilities
  Savings and interest bearing
     checking:
     Fixed rate.............................  $280,235          -          -          -          -          -   $280,235   $280,235
     Average rate(%)........................      1.66%         -          -          -          -          -       1.66%

  Certificates of deposit:
     Fixed rate.............................  $315,959   $ 59,429   $ 20,685   $ 13,130          -          -   $409,203   $413,008
     Average rate(%)........................      5.75%      6.09%      6.38%      6.38%         -          -       5.84%

  Short-term obligations:
     Variable rate..........................  $ 24,727          -          -          -          -          -   $ 24,727   $ 24,727
     Average rate(%)........................      4.11%         -          -          -          -          -       4.11%

  Long-term obligations:
     Fixed rate.............................         -          -          -          -          -   $ 23,000   $ 23,000   $ 22,885
     Average rate(%)........................         -          -          -          -          -       8.50%      8.50%

__________
(1) Marketable equity securities with a book value of approximately $3,102,998 and a fair value of approximately $11,545,354 have been excluded from this table.


     Interest Sensitivity. The table below presents BancShares interest sensitivity position at March 31, 2001. The difference between interest sensitive asset and interest sensitive liability repricing within time periods
is referred to as the interest rate sensitivity gap.   Assets and liabilities
with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

     As of March 31, 2001, BancShares had a positive one-year cumulative gap position of 9.38% and a positive total cumulative gap position of 12.49%. At December 31, 2000, BancShares had a one-year positive cumulative gap position of 12.49% and a total positive cumulative gap position of 19.08%. The decrease in the one-year cumulative gap position at March 31, 2001 is due to the repositioning of securities, which at December 31, 2000, would mature in less than one year and at March 31, 2001, will mature in greater than one year.

                                                                                     March 31, 2001
                                                  ---------------------------------------------------------------------------------
                                                    1-30        31-90      91-180      181-365     Total        Total
                                                    Days        Days        Days        Days      One-Year       Non
                                                  Sensitive   Sensitive   Sensitive   Sensitive   Sensitive   Sensitive     Total
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Assets:
-------
Loans...........................................  $ 268,003   $  29,778   $  16,815   $  33,629   $ 348,225   $ 277,497   $ 625,722
Investment securities...........................     38,000       9,909       9,797      39,943      97,649      31,591     129,240
Federal funds sold..............................     56,700           -           -           -      56,700           -      56,700
Other...........................................          -           -           -           -           -       2,309       2,309
Interest bearing deposits
     in other banks.............................     28,842           -           -           -      28,842           -      28,842
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Total interest earning
      assets....................................  $ 391,545   $  39,687   $  26,612   $  73,572   $ 531,416   $ 311,397   $ 842,813
                                                  =========   =========   =========   =========   =========   =========   =========

Liabilities:
------------
Savings and checking
     with interest..............................  $       -   $       -   $       -   $       -   $       -   $ 168,542   $ 168,542
Money market savings............................    111,693           -           -           -     111,693           -     111,693
Time deposits...................................     45,482      63,480      95,238     111,758     315,958      93,245     409,203
Short-term borrowings...........................     24,727           -           -           -      24,727           -      24,727
Long-term borrowings............................          -           -           -           -           -      23,000      23,000
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Total interest bearing
      liabilities...............................  $ 181,902   $  63,480   $  95,238   $ 111,758   $ 452,378   $ 284,787   $ 737,165
                                                  =========   =========   =========   =========   =========   =========   =========

Interest-sensitivity gap........................  $ 209,643   $ (23,793)  $ (68,626)  $ (38,186)  $  79,038   $  26,610   $ 105,648
                                                  =========   =========   =========   =========   =========   =========   =========

Cumulative interest
     sensitivity gap............................  $ 209,643   $ 185,850   $ 117,224   $  79,038   $  79,038   $ 105,648   $ 105,648
Cumulative interest
     sensitivity gap to total
     interest earning assets....................      24,87%      22.05%      13.91%       9.38%       9.38%      12.54%      12.54%

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

Earlier application of all provisions of this statement is encouraged. BancShares adopted this Statement on January 1, 2001, with no material effect on its consolidated financial statements.

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



PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of BancShares' shareholders was held on January 29, 2001. At the meeting, the shareholders elected a complete board of directors consisting of the six individuals named below, and ratified the reappointment of KPMG LLP as BancShares' independent public accountants for 2001.

     The results of voting at the annual meeting were as follows:


1.  Election of Directors:


          Nominee                    Votes "For"      Votes Withheld
          ----------------------     -----------      --------------
          F. Ray Allen                 26,245               0
          Haywood A. Lane, Jr.         26,245               0
          D. Gary McRae                26,245               0
          Wallace H. Mitchell          26,245               0
          Sam C. Riddle, Jr.           26,245               0
          Billy T. Woodard             26,245               0

  2.  Ratification of appointment of independent accountants:

          Votes "For"              Votes "Against"     Abstain
          -----------              ---------------     -------
             26,245                       0               0

ITEM 5.  OTHER INFORMATION

During February 2001, the Bank purchased three branches from First Union National Bank another North Carolina-based bank (Rockingham, Mebane and Yanceyville branch offices). In connection with this transaction Fidelity acquired $49.5 million in deposits, $3.9 million in loans and $6.0 million in intangible assets.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

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

4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999 )

4.5 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)

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

*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

__________
*     Denotes a management contract or compensatory contract or arrangement.
__________

(a)  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIDELITY BANCSHARES (N.C.), INC.

Dated:  May 14, 2001               By:/s/ Mary A. Woodard
                                   ===============================
                                   Mary A. Woodard
                                   Chief Financial Officer and Treasurer