Form 10-Q
period 2001-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 2001-08-14
CIK 825953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the period ended June 30, 2001
                                           -------------


                       Commission File Number: 001-15089

                       Fidelity BancShares (N.C.), Inc.
            (Exact name of Registrant as specified in its charter)



              Delaware                                       56-1586543
              --------                                       ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)


100 South Main Street, Fuquay-Varina, North Carolina             27526
----------------------------------------------------           ----------
     (Address of principal executive offices)                  (Zip code)


                                (919) 552-2242
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past one hundred eighty-one days.

Yes [X]     No [ ]


                  Common Stock,  $25 Par Value - 28,026 shares
        ---------------------------------------------------------------
        (Number of shares outstanding, by class, as of August 14, 2001)

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,         December 31,         June 30,
                                                                              -----------------  -----------------  ----------------
                                                                                    2001               2000               2000
                                                                              -----------------  -----------------  ----------------
                                                                                 (unaudited)                          (unaudited)
Assets
Cash and due from banks....................................................       $ 39,909,797       $ 35,657,872      $ 50,118,929
Interest bearing deposits in other banks...................................         57,444,366         27,178,095         6,343,765
Federal funds sold.........................................................         60,800,000         28,850,000         6,500,000
                                                                              -----------------  -----------------  ----------------
        Total cash and cash equivalents....................................        158,154,163         91,685,967        62,962,694
                                                                              -----------------  -----------------  ----------------
Investment securities:
     Held to maturity (estimated fair value of $110,887,388,
        $142,796,950, and $142,364,430, respectively)......................        109,975,854        142,904,792       144,777,383
     Available for sale (cost of $3,644,668 , $2,644,602, and $2,644,602)..         12,694,789          8,799,080         6,543,197
                                                                              -----------------  -----------------  ----------------
        Total investment securities........................................        122,670,643        151,703,872       151,320,580
                                                                              -----------------  -----------------  ----------------
Loans......................................................................        631,041,705        614,817,472       592,821,488
Allowance for loan losses..................................................         (8,606,851)        (7,297,833)       (6,028,024)
                                                                              -----------------  -----------------  ----------------
        Loans, net.........................................................        622,434,854        607,519,639       586,793,464
                                                                              -----------------  -----------------  ----------------
Federal Home Loan Bank of Atlanta stock, at cost...........................          2,309,400          2,169,700         2,169,700
Premises and equipment, net................................................         34,685,348         34,749,653        34,799,345
Accrued interest receivable................................................          4,735,676          5,961,767         5,526,576
Intangible assets..........................................................         18,072,079         12,777,041        13,337,580
Other assets...............................................................          1,787,669          1,102,807         1,530,447
                                                                              -----------------  -----------------  ----------------
        Total assets.......................................................       $964,849,832      $ 907,670,446     $ 858,440,386
                                                                              =================  =================  ================

Liabilities and Shareholders' Equity
Deposits:
     Noninterest-bearing demand deposits...................................       $130,108,033      $ 110,191,311     $ 113,034,667
     Savings and interest-bearing demand deposits..........................        278,266,199        288,374,723       264,671,996
     Time deposits.........................................................        411,509,026        373,953,911       354,503,463
                                                                              -----------------  -----------------  ----------------
        Total deposits.....................................................        819,883,258        772,519,945       732,210,126
Short-term borrowings......................................................         28,633,244         26,641,586        23,351,627
Long-term borrowings.......................................................         23,000,000         23,000,000        23,000,000
Accrued interest payable...................................................          7,652,632          6,306,181         5,483,033
Other liabilities..........................................................          3,226,664          1,689,965         1,616,290
                                                                              -----------------  -----------------  ----------------
        Total liabilities..................................................        882,395,798        830,157,677       785,661,076
                                                                              -----------------  -----------------  ----------------

Shareholders' equity:
     Common stock ($25 par value; 29,200 shares authorized; 28,070,
        28,070, and 28,170 shares issued and outstanding, respectively)....            701,750            701,750           704,250
     Surplus...............................................................          6,176,362          6,176,362         6,198,366
     Accumulated other comprehensive income................................          5,475,323          3,688,615         2,256,126
     Retained earnings.....................................................         70,100,599         66,946,042        63,620,568
                                                                              -----------------  -----------------  ----------------
        Total shareholders' equity.........................................         82,454,034         77,512,769        72,779,310
                                                                              -----------------  -----------------  ----------------
        Total liabilities and shareholders' equity.........................       $964,849,832      $ 907,670,446     $ 858,440,386
                                                                              =================  =================  ===============

          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended June 30,                  Six months ended June 30,
                                             ----------------------------------------    ----------------------------------------
                                                    2001                  2000                 2001                  2000
                                             ------------------     -----------------    ------------------    ------------------
                                                            (unaudited)                                 (unaudited)
Interest income:
     Interest and fees on loans.............      $ 14,199,407          $ 13,861,431          $ 28,887,796          $ 26,886,128
     Interest and dividends on
      investment securities:
        Non taxable interest income.........                 -                19,050                     -                38,100
        Taxable interest income.............         1,983,952             2,371,541             4,430,445             4,856,613
        Dividend income.....................            74,267                96,450               150,046               137,532
     Interest on federal funds sold.........           699,375               187,219               971,944               341,062
                                             ------------------     -----------------    ------------------    ------------------
           Total interest income............        16,957,001            16,535,691            34,440,231            32,259,435
                                             ------------------     -----------------    ------------------    ------------------
Interest expense:
     Deposits...............................         7,139,879             6,597,530            14,631,439            12,841,187
     Short-term borrowings..................           219,501               252,735               464,967               478,460
     Long-term borrowings...................           488,750               488,750               977,500               977,500
                                             ------------------     -----------------    ------------------    ------------------
           Total interest expense...........         7,848,130             7,339,015            16,073,906            14,297,147
                                             ------------------     -----------------    ------------------    ------------------
           Net interest income..............         9,108,871             9,196,676            18,366,325   #        17,962,288
Provision for loan losses...................           750,000               750,000             1,500,000             1,125,000
                                             ------------------     -----------------    ------------------    ------------------
           Net interest income after
            provision for loan losses.......         8,358,871             8,446,676            16,866,325            16,837,288
                                             ------------------     -----------------    ------------------    ------------------
Noninterest income:
     Service charges on deposit accounts....         1,562,994             1,053,546             2,805,064             1,915,446
     Other service charges and fees.........           813,873               672,523             1,554,130             1,206,110
     Other income...........................            25,409               162,225                47,595               169,904
     Gain on exchange of marketable
      equity securities.....................                 -                     -               458,395                     -
     Gain on sale of marketable
      equity securities.....................            43,083                     -                43,083                     -
                                             ------------------     -----------------    ------------------    ------------------
           Total noninterest income.........         2,445,359             1,888,294             4,908,267             3,291,460
                                             ------------------     -----------------    ------------------    ------------------
Noninterest expenses:
     Salaries and employee benefits.........         4,244,581             3,798,245             8,428,941             7,452,005
     Occupancy and equipment................         1,195,216             1,180,354             2,396,101             2,318,205
     Data processing........................           789,888               632,717             1,500,917             1,214,918
     Amortization of intangibles............           380,528               280,270               727,636               560,539
     Other expense..........................         1,303,529             1,123,288             2,564,812             2,141,817
     Impairment loss on fixed assets........           173,317                     -               477,972                     -
                                             ------------------     -----------------    ------------------    ------------------
           Total noninterest expense........         8,087,059             7,014,874            16,096,380            13,687,484
                                             ------------------     -----------------    ------------------    ------------------
           Net income before income taxes...         2,717,171             3,320,096             5,678,212             6,441,264
Income tax expense..........................           993,013             1,210,725             2,074,518             2,340,088
                                             ------------------     -----------------    ------------------    ------------------
           Net income.......................      $  1,724,158          $  2,109,371          $  3,603,694          $  4,101,176
                                             ==================     =================    ==================    ==================

Per share information:
     Net income.............................      $      61.42          $      74.88          $     128.38          $     145.59
     Cash dividends declared................      $       8.00          $       8.00          $      16.00          $      16.00
     Weighted average shares
      outstanding...........................            28,070                28,170          $     28,070                28,170

          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)


                                                                      Accumulated
                                         Common Stock                    other                                         Total
                                  ----------------------------       comprehensive    Retained     Comprehensive   shareholders'
                                   Shares      Amount      Surplus       income       earnings         income         equity
                                  ---------   --------   -----------  ------------  -------------  -------------- -------------
Balance December 31, 1999......... 28,170     $704,250   $ 6,198,366  $ 3,021,971   $ 59,970,112                  $ 69,894,699
                                   -------   ----------  ------------ ------------  -------------                 -------------

    Net income....................      -            -             -            -      4,101,176    $ 4,101,176      4,101,176
    Cash dividends
      ($16.00 per share)..........      -            -             -            -       (450,720)             -       (450,720)
    Unrealized loss on securities
      available for sale, net of
      deferred taxes of $440,210..      -            -             -     (765,845)             -       (765,845)      (765,845)
                                   -------   ----------  ------------ ------------  -------------  -------------  -------------
    Comprehensive income                                                                            $ 3,335,331
                                                                                                   =============

Balance June 30, 2000............. 28,170     $704,250   $ 6,198,366  $ 2,256,126    $63,620,568                  $ 72,779,310
                                   =======   ==========  ============ ============  =============                 =============



Balance December 31, 2000......... 28,070    $ 701,750   $ 6,176,362  $ 3,688,615    $66,946,042                  $ 77,512,769
                                   -------   ----------  ------------ ------------  -------------                 -------------

    Net income....................      -            -             -            -      3,603,694     $3,603,694      3,603,694
    Cash dividends
      ($16.00 per share)..........      -            -             -            -       (449,137)             -       (449,137)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of $1,108,933      -            -             -    1,786,708              -      1,786,708      1,786,708
                                   -------   ----------  ------------ ------------  -------------  -------------  -------------
    Comprehensive income                                                                             $5,390,402
                                                                                                   =============

Balance June 30, 2001............. 28,070    $ 701,750   $ 6,176,362   $5,475,323   $ 70,100,599                    $ 82,454,034
                                   =======   ==========  ============ ============  =============                 ==============



          See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                 Six months ended June 30,
                                                                                          ---------------------------------------
                                                                                                2001                 2000
                                                                                          -----------------    ------------------
Cash flows from operating activities:
     Net income.........................................................................      $  3,603,694          $  4,101,176
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization...................................................         1,934,004             1,787,459
        Accretion on investment securities..............................................          (301,210)             (118,369)
        (Gain) Loss on disposition of premises and equipment............................          (182,858)                  583
        Impairment loss on  fixed assets................................................           477,972                     -
        Provision for loan losses.......................................................         1,500,000             1,125,000
        Origination of loans held for sale..............................................        (5,972,250)           (2,281,700)
        Proceeds from sales of loans held for sale......................................         6,004,882             2,293,949
        Gain on sales of loans held for sale............................................           (32,632)              (12,249)
        Gain on exchange of marketable equity securities................................          (458,395)                    -
        Gain on sale of marketable equity securities....................................           (43,083)                    -
        Proceeds from sales of other real estate owned..................................           100,003                     -
        (Gain) Loss on other real estate................................................                 -              (138,235)
        Decrease (increase) in accrued interest receivable..............................         1,226,091              (702,309)
        (Increase ) decrease in other assets, net.......................................          (369,861)               90,544
        Increase (decrease) in other liabilities, net...................................           427,765              (420,470)
        Increase in accrued interest payable............................................         1,346,451               753,248
                                                                                          -----------------    ------------------
           Net cash provided by operating activities....................................         9,260,573             6,478,627
                                                                                          -----------------    ------------------
Cash flows from investing activities:
     Purchase of securities held to maturity............................................       (89,770,124)          (39,653,069)
     Purchase of securities available for sale..........................................        (1,000,066)                    -
     Proceeds from maturities and issuer calls of securities held to maturity...........       123,000,272            30,000,499
     Proceeds from sale of securities availble for sale.................................           501,478                     -
     Purchase of FHLB of Atlanta stock..................................................          (139,700)             (110,400)
     Proceeds from sale of assets acquired in settlement of loans.......................                 -               368,096
     Net increase in loans..............................................................       (12,954,009)          (41,911,968)
     Purchases of premises and equipment................................................          (544,755)           (3,191,906)
     Net cash received on branch purchases..............................................        38,694,108                     -
                                                                                          -----------------    ------------------
           Net cash provided (used) by investing activities.............................        57,787,204           (54,498,748)
                                                                                          -----------------    ------------------
Cash flows from financing activities:
     Net (decrease )increase in deposits................................................        (2,122,102)           16,196,500
     Net increase in short-term borrowings..............................................         1,991,658               379,076
     Cash dividends paid................................................................          (449,137)             (450,720)
                                                                                          -----------------
           Net cash (used) provided by financing activities.............................          (579,581)           16,124,856
                                                                                          -----------------    ------------------
Net increase (decrease) in cash and cash equivalents....................................        66,468,196           (31,895,265)
Cash and cash equivalents at beginning of year..........................................        91,685,967            94,857,959
                                                                                          -----------------    ------------------
Cash and cash equivalents at end of year................................................      $158,154,163          $ 62,962,694
                                                                                          =================    ==================
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest...........................................      $ 14,727,455          $ 13,543,899
                                                                                          =================    ==================
     Cash paid during the period for income taxes.......................................      $  2,367,160          $  2,569,164
                                                                                          =================    ==================
Supplemental disclosure of noncash financing and investing activities:
     Unrealized gains (losses) on available-for-sale securities, net of deferred tax
        benefit (expense) of ($1,108,933) and $440,210, respectively....................       $ 1,786,708          $   (765,845)
                                                                                          =================    ==================

Foreclosed loans transferred to other real estate.......................................       $   415,000          $          -
                                                                                          =================    ==================

          See accompanying notes to consolidated financial statements.

               Fidelity BancShares (N.C.), Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. ("BancShares") is the holding company for The Fidelity Bank (the "Bank"), which operates 64 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

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

In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 also is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. Statement No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securization transactions and collateral in financial statements for fiscal years ended after December 15, 2000. BancShares adopted the required provisions of SFAS No. 140 on April 1, 2001 and December 31, 2000, respectively. The adoption of SFAS No. 140 had no impact on BancShares consolidated financial statements.

On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations"; and Statement No. 142, "Goodwill and Other Intangible Assets". These statements are effective September 1, 2001. At this time, Bancshares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

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

Note 2.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                               (Unaudited)
                                        Six months ended June 30,
                                        -------------------------
                                            2001         2000
                                        ------------  -----------
Balance at beginning of year.........     $7,297,833   $5,141,647
     Provision for loan losses.......      1,500,000    1,125,000
     Loans charged off...............       (787,112)    (932,687)
     Loan recoveries.................        596,130      694,064
                                          ----------   ----------
Balance at end of the period.........     $8,606,851   $6,028,024
                                          ==========   ==========

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at June 30, 2001 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.0 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust's payment of distributions and other payments on the capital securities.

Note 5.  Branch Acquisitions

In February 2001, BancShares acquired the Mebane, Rockingham and Yanceyville, North Carolina branches of First Union National Bank. This acquisition was accounted for as a purchase, and, therefore the results of operations prior to purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $3.9 million and $49.5 million, respectively, and the purchase included $6.0 million in intangible assets.

Note 6.  Gain on Marketable Equity Securities

During the first quarter of 2001, BancShares recognized a nonrecurring securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity interest. During the second quarter of 2001, BancShares recognized a nonrecurring securities gain of $43,083 when the equity interest received in the business combination was sold.

Note 7.  Impairment Loss on Fixed Assets

In April 2001, BancShares analyzed the results of operations for two branches through the first three months taking in consideration recent economic conditions and the performance of these branches during the first quarter. BancShares concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,656 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, the Board of Directors BancShares approved the closing of the two branches in the second and third quarters of 2001. BancShares recorded an additional charge of $173,000 in the second quarter, which is primarily related to the remaining lease payments and costs to close these branches.

Note 8.  Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at June 30, 2001, beneficially owned 11,155 shares, or 39.74%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.04%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2001, beneficially owned 2,527,814 shares, or 28.68%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.26%, and 199,052 shares, or 11.73%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.17%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:


    (Dollars in thousands)                                             (Unaudited)
                                                             Six Months Ended June 30, 2001
                                                      --------------------------------------------
                                                           2001                          2000
                                                      ----------------                ------------
    Data and item processing.....................              $1,542                      $1,316
    Forms, supplies and equipment................                 159                         190
    Trustee for employee benefit plans...........                 494                         500
    Other services (refunds).....................                  -                          (84)
                                                      ----------------                ------------
                                                               $2,195                      $1,922
                                                      ================                ============

TABLE 1.
Financial Summary

                                               2001                             2000                       Six months ended
                                  --------------------------    -----------------------------------              June 30,
                                    Second          First        Fourth        Third      Second        ------------------------
                                    Quarter        Quarter       Quarter      Quarter     Quarter         2001          2000
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------
Summary of Operations
Interest income.................  $   16,957     $   17,483    $   17,748   $   17,039   $   16,536     $   34,440    $   32,260
Interest expense................       7,848          8,226         8,304        7,873        7,339         16,074        14,297
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------
Net interest income.............       9,109          9,257         9,444        9,166        9,197         18,366        17,963
Provision for loan losses.......         750            750           750          750          750          1,500         1,125
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------
Net interest income after
  provision for loan losses.....       8,359          8,507         8,694        8,416        8,447         16,866        16,838
Noninterest income..............       2,445          2,463         1,905        1,970        1,888          4,908         3,291
Noninterest expense.............       8,087          8,009         7,376        7,332        7,015         16,096        13,688
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------
Net income before income taxes         2,717          2,961         3,223        3,054        3,320          5,678         6,441
Income taxes....................         993          1,081         1,167        1,110        1,211          2,074         2,340
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------
Net income......................  $    1,724     $    1,880    $    2,056   $    1,944   $    2,109     $    3,604    $    4,101
                                  ==========     ==========    ==========   ==========   ==========     ==========    ==========

Selected Period-End Balances
Total assets....................  $  964,849     $  959,336    $  907,670   $  871,166   $  858,440     $  964,849    $  858,440
Investment securities and
  federal funds sold............     183,471        185,940       180,554      163,330      157,821        183,471       157,821
Loans, gross....................     631,042        625,722       614,817      601,674      592,821        631,042       592,821
Interest earning assets.........     874,266        842,813       824,719      786,369      759,156        874,266       759,156
Deposits........................     819,883        819,863       772,520      741,702      732,210        819,883       732,210
Interest bearing liabilities....     741,408        737,166       711,971      670,337      665,527        741,408       665,527
Shareholders' equity............      82,454         80,587        77,513       75,072       72,779         82,454        72,779
Common shares outstanding.......      28,070         28,070        28,070       28,070       28,170         28,070        28,170
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------

Selected Average Balances
Total assets....................  $  953,347     $  911,741    $  877,015   $  853,104   $  848,124     $  932,659    $  841,399
Investment securities and
 federal funds sold.............     189,354        177,115       165,536      165,513      163,690        183,269       176,685
Loans, gross....................     628,356        621,868       609,556      596,915      582,139        625,130       571,526
Interest earning assets.........     868,094        826,812       799,046      771,519      768,703        847,568       763,443
Deposits........................     812,867        775,293       744,188      726,281      723,169        794,183       716,917
Interest bearing liabilities....     736,776        709,705       679,141      661,843      659,648        723,315       657,867
Shareholders' equity............      81,522         79,321        76,641       74,358       72,627         80,427        71,636
Common shares outstanding.......      28,070         28,070        28,070       28,119       28,170         28,070        28,170
                                  ----------     ----------    ----------   ----------   ----------     ----------    ----------

Profitability Ratios
Rate of return (annualized) on:
 Total assets...................        0.73%          0.84%         0.93%        0.91%        1.00%         0.78%         0.98%
 Shareholders' equity...........        8.48           9.61         10.67        10.34        11.68          9.04         11.51
Dividend payout ratio...........       13.02          11.95         10.92        11.55        10.68         12.46         10.99
                                  ----------     ----------    ----------  -----------   ----------    ----------    ----------
Liquidity and Capital
  Ratios (averages)
Loans to deposits...............       77.30%         80.21%        81.91%       82.19%       80.50%        78.71%        79.72%
Shareholders' equity to
  total assets..................        8.55           8.70          8.74         8.77         8.56          8.62          8.51
                                  ----------     ----------    ----------  -----------   ----------    ----------    ----------

Per Share of Common Stock
Net income......................  $    61.42     $    66.96    $    73.24   $    69.14   $    74.88    $   128.38    $   145.59
Cash dividends..................        8.00           8.00          8.00         8.00         8.00         16.00         16.00
Book value......................    2,937.44       2,870.92      2,761.42     2,674.45     2,583.58      2,937.44      2,583.58
                                  ----------     ----------    ----------  -----------   ----------    ----------    ----------

TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year to date

                                             2001                            2000
                                ----------------------------    ----------------------------    Increase (decrease) due to:
                                           Interest                        Interest             -----------------------------
                                Average     Income/   Yield/    Average     Income/   Yield/              Yield/       Total
                                Balance     Expense    Rate     Balance     Expense    Rate     Volume     Rate        Change
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
ASSETS
Interest earning assets:
 Loans.......................   $625,130    $28,938    9.33%    $571,526    $26,934    9.48%    $2,504    $  (500)     $2,004
 Taxable investment
  securities.................    129,896      3,555    5.52      155,990      4,455    5.74       (730)      (170)       (900)
 Non taxable investment
  securities.................          -          -       -        2,000         60    6.03        (30)       (30)        (60)
 Federal funds
   sold......................     42,892        972    4.57       11,639        341    5.89        812       (181)        631
 Other investments...........     12,723        150    2.38        9,173        138    3.03         29        (17)         12
 Interest bearing deposits
  in other banks.............     36,927        875    4.78       13,115        402    6.16        647       (174)        473
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Total interest earning
 assets......................   $847,568    $34,490    8.21%    $763,443    $32,330    8.52%    $3,232    $(1,072)     $2,160
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Noninterest earning assets:
 Cash and due from banks.....     33,384                          28,609
 Premises and equipment......     34,834                          34,189
 Other assets................     24,992                          20,581
 Reserve for loan losses.....     (8,119)                         (5,423)
                                --------                        --------
Total assets.................   $932,659                        $841,399
                                ========                        ========

LIABILITIES & EQUITY
Interest bearing
 liabilities:
  Demand deposits............   $106,473    $   530    1.00%    $105,602    $   846    1.61%    $  (41)   $  (275)     $ (316)
  Savings deposits...........    167,428      2,405    2.90      152,253      2,656    3.51        319       (570)       (251)
  Time deposits..............    401,376     11,696    5.88      354,972      9,339    5.29      1,287      1,070       2,357
  Short-term borrowings......     25,038        465    3.75       22,040        479    4.37         58        (72)        (14)
  Long-term borrowings.......     23,000        978    8.57       23,000        978    8.55          -          -           -
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Total interest bearing
 liabilities.................   $723,315    $16,074    4.48%    $657,867    $14,298    4.37%    $1,623    $   153      $1,776
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Noninterest bearing
 liabilities:
  Demand deposits............    118,906                         104,090
  Other liabilities..........     10,011                           7,806
  Shareholders' equity.......     80,427                          71,636
                                --------                        --------
Total liabilities and
 equity......................   $932,659                        $841,399
                                ========                        ========
Interest rate spread.........                          3.72%                           4.15%
                                                       ====                            ====
Net interest income and net
 interest margin.............               $18,416    4.38%                $18,032    4.75%    $1,609    $(1,225)     $  384
                                            =======    ====                 =======    ====     ======    =======      ======

TABLE 3.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter


                                             2001                            2000
                                ----------------------------    ----------------------------    Increase (decrease) due to:
                                           Interest                        Interest             -----------------------------
                                Average     Income/   Yield/    Average     Income/   Yield/              Yield/       Total
                                Balance     Expense    Rate     Balance     Expense    Rate     Volume     Rate        Change
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
ASSETS
Interest earning assets:
 Loans.....................     $628,356    $14,222    9.08     $582,139    $13,884    9.59%    $1,074    $  (736)     $  338
 Taxable investment
   securities..............      112,616      1,470    5.24      142,737      2,050    5.78       (413)      (167)       (580)
 Non taxable investment
  securities...............            -          -       -        2,000         30    6.03        (15)       (15)        (30)
 Federal funds sold........       65,122        699    4.31       12,129        187    6.20        694       (182)        512
 Other investments.........       13,925         74    2.13        8,994         96    4.29         26        (48)        (22)
 Cash and due from banks...       48,075        513    4.28       20,704        322    6.26        358       (167)        191
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Total interest earning
 assets....................     $868,094    $16,978    7.84%    $768,703    $16,569    8.67%    $1,724    $(1,315)     $  409
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Noninterest earning assets:
 Interest bearing deposits
  in other banks...........       34,079                          30,558
 Premises and equipment....       34,853                          34,610
 Other assets..............       24,724                          19,803
 Reserve for loan losses...       (8,403)                         (5,550)
                                --------                        --------
Total assets...............     $953,347                        $848,124
                                ========                        ========

LIABILITIES & EQUITY
Interest bearing
 liabilities:
  Demand deposits..........     $105,667    $   193    0.73%    $102,847    $   409    1.60%    $  (26)   $  (190)     $ (216)
  Savings deposits.........      172,235      1,088    2.53      158,923      1,362    3.45        119       (393)       (274)
  Time deposits............      410,352      5,859    5.73      353,052      4,827    5.50        801        231       1,032
  Short-term borrowings....       25,522        220    3.46       21,826        253    4.66         35        (68)        (33)
  Long-term borrowings.....       23,000        488    8.51       23,000        488    8.53          -          -           -
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Total interest bearing
 liabilities...............     $736,776    $ 7,848    4.27%    $659,648    $ 7,339    4.47%    $  929    $  (420)     $  509
                                --------    -------    ----     --------    -------    ----     ------    -------      ------
Noninterest bearing
 liabilities:
  Demand deposits..........      124,613                         108,347
  Other liabilities........       10,436                           7,502
  Shareholders' equity.....       81,522                          72,627
                                --------                        --------
Total liabilities and
 equity....................     $953,347                        $848,124
                                ========                        ========
Interest rate spread.......                            3.57%                           4.20%
                                                       ====                            ====
Net interest income and net
 interest margin...........                 $ 9,130    4.22%                $ 9,230    4.83%    $  795    $  (895)     $ (100)
                                            =======    ====                 =======    ====     ======    =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' banking subsidiary, The Fidelity Bank (the "Bank"), which operates 64 branches in North Carolina.

Financial Condition and Results of Operations.

     Net Income. In the first six months of 2001, BancShares' net income decreased $497,000 to $3.6 million from $4.1 million in the first six months of 2000, a decrease of 12.13%. Net income for the second quarter of 2001 decreased $385,000 or 18.26% when compared to the same period of 2000. The decrease in net income resulted primarily from increases in the provision for loan losses and noninterest expense, which were only partially offset by growth in net interest income and noninterest income. Net income for the second quarter of 2001 includes operations, not present in the second quarter of 2000, from three branches which were acquired from First Union National Bank ("First Union") during the first quarter of 2001. Loans and deposits acquired from First Union were approximately $3.9 million and $49.5 million, respectively. The acquisition resulted in BancShares recording an intangible asset of approximately $6.0 million.

     Net income per share for the first six months of 2001 was $128.38, a decrease of $17.21 per share, or 11.82%, from $145.59 per share in 2000. For the second quarter of 2001, net income per share was $61.42 a decrease of $13.46 or 17.98%, from $74.88 per share for the second quarter of 2000. Return on average assets for the first six months of 2001 and 2000 was 0.78% and 0.98%, respectively. For the second quarter of 2001 and 2000, return on average assets was .73% and 1.00%, respectively. Return on average equity for first six months of 2001 and 2000 was 9.04% and 11.51%, respectively. For the second quarter of 2001 and 2000, return on equity was 8.48% and 11.68%. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

     Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first six months of 2001, net interest income was $18.4 million as compared to $18.0 million for the same period in 2000, an increase of $384,000 or 2.13%. Of the $384,000 increase in net interest income, $1.6 million resulted from an increase in the volume of interest earning assets and interest bearing liabilities, the affect of which was offset by the impact of rate changes which contributed to a $1.2 million decrease in the net interest income. The net interest margin for the first six months of 2001 and 2000 was 4.38% and 4.75%, respectively. Net interest income and net interest margin for the second quarter of 2001 and 2000 were $9.1 million or 4.22% and $9.2 million and 4.83%, respectively.

     Interest income for the first six months of 2001 was $34.5 million as compared to $32.3 million in 2000, an increase of $2.2 million or 6.69%. The increase in interest income in the first six months of 2001 over the first six months of 2000 is primarily attributable to an increase in average loan balances outstanding from $571.5 million to $625.1 million, an increase of $53.6 million or 9.38%. Interest income from loans amounted to $28.9 million in the first six months of 2001 as compared to $26.9 million in the first six months of 2000, an increase of $2.0 million or 7.44%. BancShares' loan growth is largely due to growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $5.6 million and $5.4 million for the first six months of 2001 and 2000, respectively. Average interest-earning assets for the first six months of 2001 increased to $847.6 million, a 11.02% increase, from $763.4 million in the first six months of 2000. The yield on interest-earnings assets for the first six months of 2001 and 2000 was 8.21% and 8.52%, respectively. Trends in interest earning assets are shown in Table 2.

     Interest expense for the first six months of 2001 was $16.1 million compared to $14.3 million in 2000, an increase of $1.8 million or 12.42%. The increase in interest expense in the first six months of 2001, compared to the first six months of 2000, is primarily attributable to increased average interest-bearing deposit balances, primarily time deposits and savings accounts (from the first quarter 2001 acquisition). Average interest-bearing deposits increased $62.5 million or 10.19%, from $612.8 million in the first six months of 2000 to $675.3 million in the first six months of 2001. The average rate paid on interest-bearing deposits was 4.37% and 4.21% for the first six months of 2001 and 2000, respectively. Borrowings contributed $1.4 million in interest expense during the first six months of 2001 compared to $1.5 million during the first six months of 2000, an increase of $14,000 or .97%. The yield on interest-bearing liabilities for the first six months of 2001 and 2000 was 4.48% and 4.37%, respectively. Trends in interest bearing liabilities are shown in Table 2 to the consolidated financial statements.

     Asset Quality and Provision for Possible Loan Losses. For the first six months of 2001 and 2000, management added $1.5 million and $1.1 million, respectively, to the allowance for loan losses as provisions for loan losses. The increased provision in the first six months of 2001 was prompted by strong loan portfolio growth, the entering of new markets through de novo branches in 2000 and 2001, and the impact of the declining economy on borrowers. During the first six months of 2001, management charged-off loans totaling $787,000 and had recoveries of $596,000, resulting in net charge-offs of $191,000. During the same period in 2000, management charged-off $933,000 in loans and had recoveries of $694,000, resulting in net charge-offs of $239,000. The ratio of allowance for loan losses to loans increased to 1.36% at June 30, 2001 from 1.19% at December 31, 2000. As previously mentioned, this increase is due to BancShares entering new markets and the impact of the declining economy on borrowers. The following table presents BancShares' comparative asset quality ratios:


                                                        June 30,   December 31,
                                                          2001        2000
                                                       ---------   ------------
Ratio of annualized net loans charged off to
 average loans.....................................      0.06%         0.08%
Allowance for loan losses to loans................       1.36          1.19
Non-performing assets to total gross loans and
 other real estate owned...........................      0.06          0.01
Non-performing assets to total assets.............       0.04          0.01

     Management considers the allowance for loan losses, at June 30, 2001, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at June 30, 2001. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies have the authority to require the Bank to increase the allowance based on the examiners' judgements about information available to them at the time of their examinations.

     Noninterest Income. Noninterest income increased $1.6 million or 49.12% for the first six months of 2001 over the first six months of 2000. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first six months of 2001 primarily due to increased deposit base from acquired branches, de novo branch openings during the second and third quarters of 2000 and growth in the existing branch network. BancShares' average deposits increased $77.3 million or 10.78% to $794.2 million in the first six months of 2001 from $716.9 million in the first six months of 2000. Noninterest income includes a nonrecurring securities gain of $501,478. This gain was recognized as a result of an exchange and subsequent sale of an equity investment. For the second quarter of 2001, noninterest income increased $557,000 or 29.50% over the same period of 2000.

     Noninterest Expense. Noninterest expense increased $2.4 million or 17.60% from $13.7 million in the first six months of 2000 to $16.1 million in the first six months of 2001, including increases of $977,000 in salaries and employee benefits, $78,000 in occupancy and equipment expense, $286,000 in data processing cost, $423,000 in other expenses and $167,000 in intangibles amortization. The increases represented increases of 13.11% in salaries and employee benefits, 3.36% in occupancy and equipment expenses, 23.54% in data processing costs, 19.75% in other expenses and 29.81% in intangibles amortization over the first six months of 2000. For the second quarter of 2001 noninterest expense increased $1.1 million or 15.28% over the same period in 2000. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired three branches during the first six months of 2001, opened three de novo branches during the second and third quarters of 2000, and has seen increased activity within the existing branch network. BancShares also had a one time impairment loss of $477,975 on fixed assets during the six months ended June 30, 2001, of which $173,317 was recorded in the second quarter. During April, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $304,656 in the first quarter to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. In the second quarter the Board of Directors of BancShares approved to closed these two branches and recorded an additional charge of $173,000 for the remaining lease payments and costs to close these branches.

     Income Taxes. In the first six months of 2001, BancShares had income tax expense of $2.1 million, a decrease of $266,000 or 11.35%, from $2.3 million in the first six months of 2000. The resulting effective income tax rates, based on the accruals for the three months ended June 30, 2001 and 2000, were 36.53% and 36.33%, respectively.



Capital Resources.

     Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

     Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at June 30, 2001 was 8.76% as compared to 9.72% at December 31, 2000.

     BancShares is also required to meet minimum requirements for risk-based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2001, the Total Capital Ratio was 13.83% as compared to 14.28% at December 31, 2000.

     The following table presents regulatory capital amounts calculations and ratios of BancShares:

                                      June 30,          December 31,
                                        2001                2000
                                      --------          ------------
Tier 1 capital....................    $81,907             $94,114
Total capital.....................     94,529              84,047
Leverage capital ratio............       8.76% (1)           9.72% (1)
Tier 1 capital ratio..............      11.95  (1)          12.75  (1)
Total capital ratio...............      13.79  (1)          14.28  (1)

__________

(1)  These ratios exceed the minimum required regulatory capital ratios.

       At June 30, 2001, and December 31, 2001, BancShares was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in BancShare's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, BancShare's capital ratios.

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), federal funds sold, interest-bearing deposits in other banks and cash and due from banks. These assets represented 24.87% of deposits at June 30, 2001, an increase from 20.52% at December 31, 2000. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 12.64% at June 30, 2001, compared to 9.79% at December 31, 2000. These ratios have increased due to deposit growth exceeding loan growth in the first quarter of 2001, primarily due to the acquisition of three First Union Branches.

     The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2001 and 2000. BancShares has no brokered deposits.
Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposit. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2001, and December 31, 2000, jumbo time deposits represented 11.79% and 10.47%, respectively, of total deposits.

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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of June 30, 2001. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                             Maturing in period ended June 30,
                           ------------------------------------------------------------------
                                                                                       There-                    Fair
                            2001        2002        2003        2004        2005       after        Total        Value
                          --------     -------     -------     -------     -------     ------      --------     --------
                                                          (Dollars in thousands)
Assets
 Loans:
   Fixed rate........     $105,652     $81,072     $93,928     $28,593     $15,228     $21,041     $345,514     $347,029
   Average rate (%)..         9.30%       8.99%       8.72%       8.28%       7.79%       7.74%        8.82%

   Variable rate.....     $149,063     $21,351     $19,196     $ 5,429     $ 5,858     $84,631     $285,528     $285,528
   Average rate (%)..         7.58%       7.46%       7.47%       7.45%       7.33%       8.26%        7.76%

Investment securities:
   Fixed rate........     $ 94,904     $15,064           -           -           -     $     8     $109,976     $110,887
   Average rate (%)..         5.24%       4.72%          -           -           -       10.88%        5.67%

Liabilities
 Savings and interest
 bearing checking:
   Fixed rate........     $278,266           -           -           -           -           -     $278,266     $278,266
   Average rate (%)..         1.28%          -           -           -           -           -         1.28%

 Certificates of
  deposit:
   Fixed rate........     $324,028     $59,157     $14,464     $13,860           -           -     $411,509     $416,910
   Average rate (%)..         5.29%       5.84%       6.01%       6.08%          -           -         5.84%

Short-term obligations:
   Variable rate.....     $ 28,633           -           -           -           -           -     $ 28,633     $ 28,633
   Average rate (%)..         2.97%          -           -           -           -           -         2.97%

Long-term obligations:
   Fixed rate........            -           -           -           -           -     $23,000     $ 23,000     $ 23,000
   Average rate (%)..            -           -           -           -           -        8.50%        8.50%

__________
(1) Marketable equity securities with a book value of approximately $3,644,668 and a fair value of approximately $12,694,789 have been excluded from this table.

     Interest Sensitivity. The table below presents BancShares interest sensitivity position at June 30, 2001. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred
to as the interest rate sensitivity gap.   Assets and liabilities with
maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

  As of June 30, 2001, BancShares had a positive one-year cumulative gap position of 12.46% and a positive total cumulative gap position of 15.20%. At December 31, 2000, BancShares had a one-year positive cumulative gap position of 12.49% and a total positive cumulative gap position of 19.08%. The decrease in the one-year cumulative gap position at June 30, 2001 is due to the repositioning of securities, which at December 31, 2000, would mature in less than one year and at June 30, 2001, will mature in greater than one year.


                                                                           June 30, 2001
                                         ----------------------------------------------------------------------------------
                                            1-30       31-90       91-180     181-365      Total       Total
                                            Days        Days        Days        Days      One-Year       Non
                                          Sensitive   Sensitive   Sensitive   Sensitive   Sensitive   Sensitive   Sensitive
                                          ---------   ---------   ---------   ---------   ---------   ---------   ---------
Assets:
Loans.................................    $276,215    $ 30,691    $ 17,642    $ 35,284    $359,832    $271,210    $631,042
Investment securities.................           -       9,915      14,968      70,022      94,905      27,767     122,672
Federal funds sold....................      60,800           -           -           -      60,800           -      60,800
Other.................................           -           -           -           -           -       2,309       2,309
Interest bearing deposits
 in other banks.......................      57,444           -           -           -      57,444           -      57,444
                                          --------    --------    --------    --------    --------    --------    --------
 Total interest earning
  assets..............................    $394,459    $ 40,606    $ 32,610    $105,306    $572,981    $301,286    $874,267
                                          ========    ========    ========    ========    ========    ========    ========

Liabilities:
Savings and checking
 with interest........................    $      -    $      -    $      -    $      -    $      -    $166,886    $166,886
Money market savings..................     111,380           -           -           -     111,380           -     111,380
Time deposits.........................      42,502      72,528     113,730      95,237     323,997      87,512     411,509
Short-term borrowings.................      28,633           -           -           -      28,633           -      28,633
Long-term borrowings..................           -           -           -           -           -      23,000      23,000
                                          --------    --------    --------    --------    --------    --------    --------
 Total interest bearing
  liabilities.........................    $182,515    $ 72,528    $113,730    $ 95,237    $464,010    $277,398    $741,408
                                          ========    ========    ========    ========    ========    ========    ========

Interest-sensitivity gap..............    $211,944    $(31,922)   $(81,120)   $ 10,069    $108,971    $ 23,888    $132,859
                                          ========    ========    ========    ========    ========    ========    ========

Cumulative interest
 sensitivity gap......................    $211,944    $180,022    $ 98,902    $108,971    $108,971    $132,859    $132,859
Cumulative interest
 sensitivity gap to
 total interest earning
 assets...............................       24.24%      20.59%      11.31%      12.46%      12.46%      15.20%      15.20%

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

     In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 also is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. Statement No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securization transactions and collateral in financial statements for fiscal years ended after December 15, 2000. BancShares adopted the required provisions of SFAS No. 140 on April 1, 2001 and December 31, 2000, respectively. The adoption of SFAS No. 140 had no impact on BancShares consolidated financial statements.

     On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations"; and Statement No. 142, "Goodwill and Other Intangible Assets". These statements are effective September 1, 2001. At this time, Bancshares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

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

*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
__________
*      Denotes a management contract or compensatory contract or arrangement.
__________
(a)    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIDELITY BANCSHARES (N.C.), INC.

Dated: August 14, 2001              By:/s/ Mary A. Woodard
                                    ------------------------------------------
                                    Mary A. Woodard
                                    Chief Financial Officer and Treasurer