Form 10-Q
period 2001-09-30
FIDELITY BANCSHARES NC INC /DE/
filed 2001-11-13
CIK 825953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the period ended September 30, 2001
                                          ------------------



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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past one hundred eighty-one days.
Yes [X]  No [_]



                   Common Stock, $25 Par Value - 28,026 shares
--------------------------------------------------------------------------------
        (Number of shares outstanding, by class, as of November 9, 2001)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,      December 31,       September 30,
                                                                                -------------      -------------      --------------
                                                                                     2001               2000               2000
                                                                                -------------      -------------      --------------
                                                                                 (unaudited)                           (unaudited)
Assets
Cash and due from banks...................................................      $  38,337,277      $  35,657,872      $  36,590,816
Interest bearing deposits in other banks..................................         23,251,220         27,178,095         19,195,527
Overnight funds sold......................................................         55,100,000         28,850,000         12,650,000
                                                                                -------------      -------------      -------------
       Total cash and cash equivalents....................................        116,688,497         91,685,967         68,436,343
                                                                                -------------      -------------      -------------
Investment securities:
    Held to maturity (estimated fair value of $142,352,947,
       $142,796,950, and $141,498,693, respectively)......................        140,743,082        142,904,792        142,840,759
    Available for sale (cost of $3,647,604, $2,644,602, and $2,644,602)..          10,139,501          8,799,080          7,839,255
                                                                                -------------      -------------      -------------
       Total investment securities........................................        150,882,583        151,703,872        150,680,014
                                                                                -------------      -------------      -------------
Loans.....................................................................        647,894,005        614,817,472        601,673,849
Allowance for loan losses.................................................         (9,125,322)        (7,297,833)        (6,848,193)
                                                                                -------------      -------------      -------------
       Loans, net.........................................................        638,768,683        607,519,639        594,825,656
                                                                                -------------      -------------      -------------
Federal Home Loan Bank of Atlanta stock, at cost..........................          2,309,400          2,169,700          2,169,700
Premises and equipment, net...............................................         35,135,314         34,749,653         35,110,307
Accrued interest receivable...............................................          5,515,275          5,961,767          5,345,289
Intangible assets.........................................................         17,691,551         12,777,041         13,057,311
Other assets..............................................................          1,628,161          1,102,807          1,541,072
                                                                                -------------      -------------      -------------
       Total assets.......................................................      $ 968,619,464      $ 907,670,446      $ 871,165,692
                                                                                =============      =============      =============

Liabilities and Shareholders' Equity
Deposits:

    Noninterest-bearing demand deposits...................................      $ 133,096,367      $ 110,191,311      $ 118,113,119
    Savings and interest-bearing demand deposits..........................        283,675,811        288,374,723        258,495,749
    Time deposits.........................................................        408,671,531        373,953,911        365,093,619
                                                                                -------------      -------------      -------------
       Total deposits.....................................................        825,443,709        772,519,945        741,702,487
Short-term borrowings.....................................................         27,712,037         26,641,586         23,747,320
Long-term borrowings......................................................         23,000,000         23,000,000         23,000,000
Accrued interest payable..................................................          7,674,065          6,306,181          5,658,178
Other liabilities.........................................................          2,270,800          1,689,965          1,985,758
                                                                                -------------      -------------      -------------
       Total liabilities..................................................        886,100,611        830,157,677        796,093,743
                                                                                -------------      -------------      -------------

Shareholders' equity:
    Common stock ($25 par value; 29,200 shares authorized; 28,026,
       28,070, and 28,070 shares issued and outstanding, respectively)....            700,650            701,750            701,750
    Surplus...............................................................          6,166,681          6,176,362          6,176,362
    Accumulated other comprehensive income................................          3,927,598          3,688,615          3,079,124
    Retained earnings.....................................................         71,723,924         66,946,042         65,114,713
                                                                                -------------      -------------      -------------
       Total shareholders' equity.........................................         82,518,853         77,512,769         75,071,949
                                                                                -------------      -------------      -------------
       Total liabilities and shareholders' equity.........................      $ 968,619,464      $ 907,670,446      $ 871,165,692
                                                                                =============      =============      =============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                       2001               2000            2001              2000
                                                                  --------------      ------------   --------------     ------------
                                                                             (unaudited)                        (unaudited)
Interest income:
    Interest and fees on loans ................................   $   13,918,258      $ 14,546,324   $   42,806,054     $ 41,432,452
    Interest and dividends on investment securities:
       Non taxable interest income ............................                -            12,488                -           50,588
       Taxable interest income ................................        1,952,682         2,165,693        6,383,127        7,022,306
       Dividend income ........................................           75,948            81,788          225,994          219,320
    Interest on overnight funds sold ..........................          427,900           233,042        1,399,844          574,104
                                                                  --------------      ------------   --------------     ------------
          Total interest income ...............................       16,374,788        17,039,335       50,815,019       49,298,770
                                                                  --------------      ------------   --------------     ------------
Interest expense:
    Deposits ..................................................        6,608,458         7,126,618       21,239,897       19,967,805
    Short-term borrowings .....................................          167,292           257,345          632,259          735,805
    Long-term borrowings ......................................          488,750           488,750        1,466,250        1,466,250
                                                                  --------------      ------------   --------------     ------------
          Total interest expense ..............................        7,264,500         7,872,713       23,338,406       22,169,860
                                                                  --------------      ------------   --------------     ------------
          Net interest income .................................        9,110,288         9,166,622       27,476,613       27,128,910
Provision for loan losses .....................................          750,000           750,000        2,250,000        1,875,000
                                                                  --------------      ------------   --------------     ------------
          Net interest income after provision for
             loan losses ......................................        8,360,288         8,416,622       25,226,613       25,253,910
                                                                  --------------      ------------   --------------     ------------
Noninterest income:
    Service charges on deposit accounts .......................        1,652,809         1,140,201        4,457,873        3,055,647
    Other service charges and fees ............................          819,084           621,352        2,373,214        1,827,462
    Other income ..............................................           39,204           101,895           86,799          271,799
    Gain on exchange of marketable equity securities ..........                -                 -          458,395                -
    Gain on sale of marketable equity securities ..............                -           106,572           43,083          106,572
                                                                  --------------      ------------   --------------     ------------
          Total noninterest income ............................        2,511,097         1,970,020        7,419,364        5,261,480
                                                                  --------------      ------------   --------------     ------------
Noninterest expenses:
    Salaries and employee benefits ............................        4,172,300         3,839,876       12,601,241       11,291,881
    Occupancy and equipment ...................................        1,166,525         1,211,426        3,562,626        3,529,631
    Data processing ...........................................          723,187           676,482        2,224,104        1,891,400
    Amortization of intangibles ...............................          380,527           280,270        1,108,163          840,809
    Other expense .............................................        1,358,879         1,324,273        3,923,692        3,466,090
    Impairment loss (recovery) on fixed assets ................           (7,232)                -          470,740                -
                                                                  --------------      ------------   --------------     ------------
          Total noninterest expense ...........................        7,794,186         7,332,327       23,890,566       21,019,811
                                                                  --------------      ------------   --------------     ------------
          Net income before income taxes ......................        3,077,199         3,054,315        8,755,411        9,495,579
Income tax expense ............................................        1,130,448         1,110,114        3,204,966        3,450,202
                                                                  --------------      ------------   --------------     ------------
          Net income ..........................................   $    1,946,751      $  1,944,201   $    5,550,445     $  6,045,377
                                                                  ==============      ============   ==============     ============

Per share information:
    Net income ................................................   $        69.45      $      69.14   $       197.83     $     214.73
    Cash dividends declared ...................................   $         8.00      $       8.00   $        24.00     $      24.00
    Weighted average shares outstanding .......................           28,031            28,119           28,057           28,153

                 See accompany notes to consolidated statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                         Accumulated
                                                                            other                                        Total
                                          Common Stock                  comprehensive     Retained    Comprehensive  shareholders'
                                    --------------------
                                     Shares     Amount       Surplus       income         earnings       income         equity
                                    --------   ---------   -----------  -------------   ------------  -------------  -------------
Balance December 31, 1999 .........   28,170   $ 704,250   $ 6,198,366  $   3,021,971   $ 59,970,112                 $  69,894,699
                                    --------   ---------   -----------  -------------   ------------                 -------------

    Net income ....................        -           -             -              -      6,045,377  $   6,045,377      6,045,377
    Cash dividends
      ($24.00 per share) ..........        -           -             -              -       (675,280)                     (675,280)
    Purchase and retirement
      of common stock .............     (100)     (2,500)      (22,004)             -       (225,496)                     (250,000)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of $32,850 ...        -           -             -         57,153              -         57,153         57,153
                                    --------   ---------   -----------  -------------   ------------  -------------  -------------
    Comprehensive income ..........                                                                       6,102,530
                                                                                                      =============

Balance September 30, 2000 ........   28,070   $ 701,750   $ 6,176,362  $   3,079,124   $ 65,114,713                 $  75,071,949
                                    ========   =========   ===========  =============   ============                 =============



Balance December 31, 2000 .........   28,070   $ 701,750   $ 6,176,362  $   3,688,615   $ 66,946,042                 $  77,512,769
                                    --------   ---------   -----------  -------------   ------------                 -------------

    Net income ....................        -           -             -              -      5,550,445  $   5,550,445      5,550,445
    Cash dividends
      ($24.00 per share) ..........        -           -             -              -       (673,344)                     (673,344)
    Purchase and retirement
      of common stock .............      (44)     (1,100)       (9,681)             -        (99,219)                     (110,000)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of $98,434 ...        -           -             -        238,983              -        238,983        238,983
                                    --------   ---------   -----------  -------------   ------------  -------------  -------------
    Comprehensive income ..........                                                                   $   5,789,428
                                                                                                      =============

Balance September 30, 2001 ........   28,026   $ 700,650   $ 6,166,681  $   3,927,598   $ 71,723,924                 $  82,518,853
                                    ========   =========   ===========  =============   ============                 =============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   Nine months ended September 30,
                                                                                                 ----------------------------------
                                                                                                      2001                 2000
                                                                                                 -------------        -------------
Cash flows from operating activities:
     Net income ..........................................................................       $   5,550,445        $   6,045,377
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization ....................................................           2,913,897            2,696,372
        Accretion on investment securities ...............................................            (163,560)            (181,864)
         Loss (gain) on disposition of premises and equipment ............................                 661               (7,220)
        Impairment loss on  fixed assets .................................................             470,740                    -
        Provision for loan losses ........................................................           2,250,000            1,875,000
        Origination of loans held for sale ...............................................          (5,972,250)          (3,269,200)
        Proceeds from sales of loans held for sale .......................................           6,004,882            3,293,282
        Gain on sales of loans held for sale .............................................             (32,632)             (24,082)
        Gain on exchange of marketable equity securities .................................            (458,395)                   -
        Gain on sale of marketable equity securities .....................................             (43,083)            (106,572)
        Proceeds from sales of other real estate owned ...................................             172,055              229,861
        Loss (gain) on other real estate .................................................              14,945             (138,235)
        Decrease (increase) in accrued interest receivable ...............................             446,492             (521,022)
        (Increase ) decrease in other assets, net ........................................            (297,352)             218,155
        Increase (decrease) in other liabilities, net ....................................             482,401             (524,062)
        Increase in accrued interest payable .............................................           1,367,884              928,393
                                                                                                 -------------        -------------
           Net cash provided by operating activities .....................................          12,707,130           10,514,183
                                                                                                 -------------        -------------
Cash flows from investing activities:
     Purchase of securities held to maturity .............................................        (130,675,124)         (39,653,069)
     Purchase of securities available for sale ...........................................          (1,003,003)                   -
     Proceeds from maturities and issuer calls of securities held to maturity ............         133,000,395           32,000,617
     Proceeds from sale of securities available for sale .................................             501,478              106,572
     Purchase of FHLB of Atlanta stock ...................................................            (139,700)            (110,400)
     Proceeds from sale of assets acquired in settlement of loans ........................                   -                    -
     Net increase in loans ...............................................................         (30,037,837)         (50,694,160)
     Purchases of premises and equipment .................................................          (1,770,373)          (4,123,708)
     Net cash received on branch purchases ...............................................          38,694,108                    -
                                                                                                 -------------        -------------
           Net cash provided (used) by investing activities ..............................           8,569,944          (62,474,148)
                                                                                                 -------------        -------------
Cash flows from financing activities:
     Net increase in deposits ............................................................           3,438,349           25,688,860
     Net increase in short-term borrowings ...............................................           1,070,451              774,769
     Cash dividends paid .................................................................            (673,344)            (675,280)
     Purchase and retirement of common stock .............................................            (110,000)            (250,000)
                                                                                                 -------------        -------------
           Net cash provided by financing activities .....................................           3,725,456           25,538,349
                                                                                                 -------------        -------------
Net increase (decrease) in cash and cash equivalents .....................................          25,002,530          (26,421,616)
Cash and cash equivalents at beginning of year ...........................................          91,685,967           94,857,959
                                                                                                 -------------        -------------
Cash and cash equivalents at end of year .................................................       $ 116,688,497        $  68,436,343
                                                                                                 =============        =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ............................................       $  21,970,522        $  22,753,066
                                                                                                 =============        =============
     Cash paid during the period for income taxes ........................................       $   3,791,160        $   4,302,564
                                                                                                 =============        =============
Supplemental disclosure of noncash financing and investing activities:
     Unrealized gains on available-for-sale securities, net of deferred taxes
        of $98,434 and $32,850, respectively .............................................       $     238,983        $      57,153
                                                                                                 =============        =============

     Foreclosed loans transferred to other real estate ...................................       $     415,000        $      76,161
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

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

In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 also is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. SFAS No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securization transactions and collateral in financial statements for fiscal years ended after December 15, 2000. BancShares adopted the required provisions of SFAS No. 140 on April 1, 2001 and December 31, 2000, respectively. The adoption of SFAS No. 140 had no impact on BancShares consolidated financial statements.

On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations"; and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

BancShares was required to adopt the provisions of SFAS No. 141 as of June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS No.
142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on BancShares' consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of BancShares as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with consolidated financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2001. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 3.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                          (Unaudited)
                                                 Nine months ended September 30,
                                                 ------------------------------
                                                    2001               2000
                                                 -----------        -----------

Balance at beginning of year .............       $ 7,297,833        $ 5,141,647
     Provision for loan losses ...........         2,250,000          1,875,000
     Loans charged off ...................        (1,193,380)        (1,022,537)
     Loan recoveries .....................           770,869            854,083
                                                 -----------        -----------
Balance at end of the period .............       $ 9,125,322        $ 6,848,193
                                                 ===========        ===========

Note 4.  Long Term Borrowings

The $23.0 million long-term obligations at September 30, 2001 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after September 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust's payment of distributions and other payments on the capital securities.

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

Note 7. Impairment Loss on Fixed Assets

In April 2001, BancShares analyzed the results of operations for two branches through the first three months taking into consideration recent economic conditions and the performance of these branches during the first quarter. BancShares concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,656 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, BancShares approved the closing of the two branches in the second and third quarters of 2001. BancShares recorded an additional charge of $173,000 in the second quarter, which is primarily related to the remaining lease payments and costs to close these branches. During the third quarter of 2001 management revised its estimate of closing costs and recorded a recovery of $7,232.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at September 30, 2001, beneficially owned 11,155 shares, or 39.80%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2001, beneficially owned 2,529,991 shares, or 28.71%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.28%, and 199,052 shares, or 11.74%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.17%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

    (Dollars in thousands)                              (Unaudited)
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2001         2000
                                                  ---------     ---------

    Data and item processing                       $ 2,303       $ 1,917
    Forms, supplies and equipment                      237           298
    Trustee for employee benefit plans                  56            71
    Other services                                       -             5
                                                  --------       -------
                                                   $ 2,596       $ 2,291
                                                  ========       =======

TABLE 1.
Financial Summary

                                                                2001                      2000
                                                  ----------------------------      ----------------------     Nine months ended
                                                   Third      Second     First       Fourth      Third            September 30,
                                                  Quarter    Quarter    Quarter      Quarter     Quarter       2001         2000
                                                  -------   --------   --------     --------    ----------    ------     ----------

Summary of Operations

Interest income ................................ $ 16,375    $ 16,957    $ 17,483    $ 17,748    $ 17,039    $ 50,815    $ 49,299
Interest expense ...............................    7,265       7,848       8,226       8,304       7,873      23,338      22,170
                                                 --------    --------    --------    --------    --------    --------    --------
Net interest income ............................    9,110       9,109       9,257       9,444       9,166      27,477      27,129
Provision for loan losses ......................      750         750         750         750         750       2,250       1,875
                                                 --------    --------    --------    --------    --------    --------    --------
Net interest income after provision
     for loan losses ...........................    8,360       8,359       8,507       8,694       8,416      25,227      25,254
Noninterest income .............................    2,511       2,445       2,463       1,905       1,970       7,419       5,261
Noninterest expense ............................    7,794       8,087       8,009       7,376       7,332      23,891      21,020
                                                 --------    --------    --------    --------    --------    --------    --------
Net income before income taxes .................    3,077       2,717       2,961       3,223       3,054       8,755       9,495
Income taxes ...................................    1,130         993       1,081       1,167       1,110       3,205       3,450
                                                 --------    --------    --------    --------    --------    --------    --------
Net income ..................................... $  1,947    $  1,724    $  1,880    $  2,056    $  1,944    $  5,550    $  6,045
                                                 ========    ========    ========    ========    ========    ========    ========

Selected Period-End Balances

Total assets ................................... $968,619    $964,849    $959,336    $907,670    $871,166    $968,619    $871,166
Investment securities and overnight
     funds sold ................................  205,983     183,471     185,940     180,554     163,330     205,983     163,330
Loans, gross ...................................  647,894     631,042     625,722     614,817     601,674     647,894     601,674
Interest earning assets ........................  879,437     874,266     842,813     824,719     786,369     879,437     786,369
Deposits .......................................  825,444     819,883     819,863     772,520     741,702     825,444     741,702
Interest bearing liabilities ...................  743,060     741,408     737,166     711,971     670,337     743,060     670,337
Shareholders' equity ...........................   82,519      82,454      80,587      77,513      75,072      82,519      75,072
Common shares outstanding ......................   28,026      28,070      28,070      28,070      28,070      28,026      28,070
                                                 --------    --------    --------    --------    --------    --------    --------

Selected Average Balances

Total assets ................................... $957,883    $953,347    $911,741    $877,015    $853,104    $941,159    $845,329
Investment securities and overnight
     funds sold ................................  202,344     189,354     177,115     165,536     165,513     189,697     172,934
Loans, gross ...................................  640,277     628,356     621,868     609,556     596,915     630,234     580,051
Interest earning assets ........................  874,718     868,094     826,812     799,046     771,519     856,717     766,154
Deposits .......................................  813,840     812,867     775,293     744,188     726,281     800,808     720,060
Interest bearing liabilities ...................  735,973     736,776     709,705     679,141     661,843     727,581     659,202
Shareholders' equity ...........................   83,627      81,522      79,321      76,641      74,358      81,506      72,551
Common shares outstanding ......................   28,031      28,070      28,070      28,070      28,119      28,057      28,153
                                                 --------    --------    --------    --------    --------    --------    --------

Profitability Ratios
Rate of return (annualized) on:
  Total assets .................................     0.81%       0.73%       0.84%       0.93%       0.91%       0.79%       0.96%
  Shareholders' equity .........................     9.24        8.48        9.61       10.67       10.34        9.10       11.11
Dividend payout ratio ..........................    11.52       13.02       11.95       10.92       11.55       12.13       11.17
                                                 --------    --------    --------    --------    --------    --------    --------

Liquidity and Capital Ratios (averages)
Loans to deposits ..............................    78.67%      77.30%      80.21%      81.91%      82.19%      78.70%      80.56%
Shareholders' equity to total assets ...........     8.73        8.55        8.70        8.74        8.77        8.66        8.60
                                                 --------    --------    --------    --------    --------    --------    --------

Per Share of Common Stock

Net income ..................................... $  69.45    $  61.42    $  66.96    $  73.24    $  69.14    $ 197.83    $ 214.73
Cash dividends .................................     8.00        8.00        8.00        8.00        8.00       24.00       24.00
Book value ..................................... 2,944.37    2,937.44    2,870.92    2,761.42    2,674.45    2,944.37    2,674.45
                                                 --------    --------    --------    --------    --------    --------    --------




TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year to date

September 30, 2001

                                         2001                                2000                      Increase (decrease) due to:
                              -------------------------------  --------------------------------- -----------------------------------
                                          Interest                            Interest
                              Average     Income/    Yield/      Average      Income/    Yield/               Yield/          Total
                              Balance     Expense     Rate       Balance      Expense     Rate     Volume      Rate          Change
                              ---------  ---------- ---------  -----------   ----------  ------- ---------- -----------   ----------
ASSETS
Interest earning assets:
  Loans .....................  $630,234    $42,876      9.10%      $580,051      41,504     9.56%   $ 3,502     $(2,130)    $ 1,372
  Taxable investment
   securities ...............   133,164      5,240      5.26        151,561       6,511     5.74       (757)       (514)     (1,271)
  Non taxable investment
   securities ...............         -          -         -          1,766          80     6.05        (40)        (40)        (80)
  Overnight funds sold ......    45,471      1,400      4.12         12,627         574     6.07      1,252        (426)        826
  Other investments .........    13,327        226      2.27          9,114         219     3.21         54         (47)          7
  Interest bearing deposits
   in other banks ...........    34,521      1,143      4.43         11,035         511     6.19        933        (301)        632
                              ---------  ---------  --------      ---------    --------  -------   --------   ---------   ---------
Total interest earning assets  $856,717    $50,885      7.94%      $766,154    $ 49,399     8.61%   $ 4,944     $(3,458)    $ 1,486
                              ---------  ---------  --------      ---------    --------  -------   --------   ---------   ---------
Noninterest earning assets:
  Cash and due from banks ...    33,129                              29,746
  Premises and equipment ....    34,881                              34,498
  Other assets ..............    24,827                              20,682
  Reserve for loan losses ...    (8,395)                             (5,751)
                              ---------                           ---------
Total assets ................  $941,159                            $845,329
                              =========                           =========

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits ...........  $104,930    $   663      0.84%      $102,362     $ 1,195     1.56%   $   (46)    $  (486)    $  (532)
  Savings deposits ..........   169,984      3,423      2.69        157,568       4,133     3.50        354      (1,064)       (710)
  Time deposits .............   404,166     17,155      5.67        354,386      14,640     5.52      2,085         430       2,515
  Short-term borrowings .....    25,501        632      3.31         21,886         736     4.49        103        (207)       (104)
  Long-term borrowings ......    23,000      1,466      8.52         23,000       1,466     8.51          -           -           -
                              ---------  ---------  --------      ---------    --------  -------   --------   ---------   ---------
Total interest bearing
  liabilities ...............  $727,581    $23,339      4.29%      $659,202     $22,170     4.49%   $ 2,496     $(1,327)    $ 1,169
                              ---------  ---------  --------      ---------    --------  -------   --------   ---------   ---------
Noninterest bearing
  liabilities:
  Demand deposits ...........   121,728                             105,744
  Other liabilities .........    10,344                               7,832
  Shareholders' equity ......    81,506                              72,551
                              ---------                           ---------
Total liabilities
  and equity ................  $941,159                            $845,329
                              =========                           =========
Interest rate spread ........                           3.65%                               4.12%
                                                    ========                             =======
Net interest income and net
  interest margin ...........              $27,546      4.30%                   $27,229     4.75%  $ 2,448     $(2,131)     $  317
                                         =========  ========                   ========  =======  ========   =========   =========


TABLE 3.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third quarter

September 30, 2001


    September 30,2001
                                          2001                                 2000
                                 -------------------------------    -----------------------------
                                                                                                    Increase (decrease) due to:
                                             Interest                           Interest            -------------------------------
                                  Average    Income/      Yield/     Average    Income/   Yield/                 Yield/      Total
                                  Balance    Expense       Rate      Balance    Expense    Rate     Volume        Rate      Change
                                ----------   -------      ------    --------   --------- -------   -------      --------    -------
ASSETS
Interest earning assets:

    Loans .....................  $ 640,277  $  13,938     8.64%   $ 596,915  $  14,570    9.71%   $  1,001    $  (1,633)   $   (632)
    Taxable investment
      securities ..............    139,592      1,685     4.79    $ 142,799  $   2,056    5.73         (42)        (329)       (371)
    Non taxable investment
      securities ..............       --         --        --         1,304         20    6.10         (10)         (10)        (20)
    Overnight funds sold ......     50,547        428     3.36       14,582        233    6.36         440         (245)        195
    Other investments .........     14,514         76     2.08        8,998         82    3.63          26          (32)         (6)
    Interest bearing deposits
     in other banks ...........     29,788        268     3.57        6,918        109    6.27         283         (124)        159
                                 ---------  ---------     ----    ---------  ---------    ----    --------    ---------    --------
Total interest earning
 assets........................   $ 874,71  $  16,395     7.44%   $ 771,516  $  17,070    8.80%   $  1,698    $  (2,373)   $   (675)
                                 ---------  ---------     ----    ---------  ---------    ----    --------    ---------    --------
Noninterest earning assets:
    Cash and due from banks ...     32,627                           31,996
    Premises and equipment ....     34,974                           35,108
    Other assets ..............     24,503                           20,886
    Reserve for loan losses ...     (8,939)                          (6,402)
                                 ---------                        ---------
Total assets...................  $ 957,883                        $ 853,104
                                 =========                        =========

LIABILITIES & EQUITY
Interest bearing liabilities:

    Demand deposits ...........  $ 101,893  $     133     0.52%   $  95,950  $     349    1.45%   $     (5)   $    (211)   $   (216)
    Savings deposits ..........    175,013      1,018     2.31      158,756      1,478    3.70         136         (596)       (460)
    Time deposits .............    409,656      5,458     5.29      362,556      5,300    5.82         658         (500)        158
    Short-term borrowings .....     26,411        167     2.51       21,581        257    4.74          45         (135)        (90)
    Long-term borrowings ......     23,000        489     8.44       23,000        489    8.46         --           --          --
                                 ---------  ---------     ----    ---------  ---------    ----    --------    ---------    --------
Total interest bearing
   liabilities ................  $ 735,973  $   7,265     3.92%   $ 661,843  $   7,873    4.73%   $    834    $  (1,442)   $   (608)
                                 =========  =========     ====    =========  =========    ====    ========    =========    ========
Noninterest bearing
    liabilities:

    Demand deposits ...........    127,278                          109,019
    Other liabilities .........     11,005                            7,884
    Shareholders' equity ......     83,627                           74,358
                                 ---------                        ---------
Total liabilities and equity ..  $ 957,883                        $ 853,104
                                 =========                        =========
Interest rate spread ..........                          3.52%                          4.08%
                                                         ====                           ====

Net interest income and net
    interest margin ...........             $   9,130    4.14%               $   9,197  4.74%   $     864     $    (931)   $    (67)
                                            ==========   ====                =========  ====    =========     =========    =========




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


Financial Condition and Results of Operations.
         Net Income. In the first nine months of 2001, BancShares' net income decreased $495,000 to $5.6 million from $6.0 million in the first nine months of 2000, a decrease of 8.19%. Net income for the third quarter of 2001 increased $3,000 or .13% when compared to the same period of 2000. The decrease in net income for the nine month period resulted primarily from increases in the provision for loan losses and noninterest expense, which were only partially offset by growth in net interest income and noninterest income. Net income for the third quarter of 2001 includes operations not present in the third quarter of 2000 from three branches which were acquired from First Union National Bank ("First Union") during the first quarter of 2001. Loans and deposits acquired from First Union were approximately $3.9 million and $49.5 million, respectively. The acquisition resulted in BancShares recording an intangible asset of approximately $6.0 million.

         Net income per share for the first nine months of 2001 was $197.83, a decrease of $16.90 per share, or 7.87%, from $214.73 per share in 2000. For the third quarter of 2001, net income per share was $69.45 an increase of $0.31 or 0.45%, from $69.14 per share for the third quarter of 2000. Return on average assets for the first nine months of 2001 and 2000 was 0.79% and 0.96%, respectively. For the third quarter of 2001 and 2000, return on average assets was .81% and .91%, respectively. Return on average equity for first nine months of 2001 and 2000 was 9.10% and 11.11%, respectively. For the third quarter of 2001 and 2000, return on equity was 9.24% and 10.34% respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest-earning assets and interest paid on deposits and other interest-bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest-earning assets and interest-bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first nine months of 2001, net interest income was $27.5 million as compared to $27.2 million for the same period in 2000, an increase of $348,000 or 1.28%. Of the $348,000 increase in net interest income, $2.4 million resulted from an increase in the volume of interest earning assets and interest bearing liabilities, the effect of which was partially offset by the impact of rate changes which contributed to a $2.1 million decrease in the net interest income. The net interest margin for the first nine months of 2001 and 2000 was 4.30% and 4.75%, respectively. Net interest income and net interest margin for the third quarter of 2001 and 2000 were $9.1 million and 4.14% compared to $9.2 million and 4.74%, respectively.

         Interest income for the first nine months of 2001 was $50.9 million as compared to $49.4 million in 2000, an increase of $1.5 million or 3.01%. The increase in interest income from the first nine months of 2000 over the first nine months of 2001 is primarily attributable to an increase in average loan balances outstanding from $580.1 million to $630.2 million, an increase of $50.2 million or 8.65%. Interest income from loans amounted to $42.9 million in the first nine months of 2001 as compared to $41.5 million in the first nine months of 2000, an increase of $1.4 million or 3.31%. BancShares' loan growth is largely due to growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $8.0 million and $7.9 million for the first nine months of 2001 and 2000, respectively. Average interest-earning assets for the first nine months of 2001 increased to $856.7 million, an 11.82% increase, from $766.2 million in the first nine months of 2000. The yield on interest-earnings assets for the first nine months of 2001 and 2000 was 7.94% and 8.61%, respectively. The decrease in average yields is attributable to declines in market rates. Trends in interest earning assets are shown in Tables 2 and 3.

         Interest income for the three months ended September 30, 2001 and 2000 was $16.4 million and $17.1 million, respectively. The decreases in interest income between these two periods is due to the decline in market rates. The average yield on interest earning assets for the three months ended September 30, 2001 was 7.44% compared to 8.80% for the three months ended September 30, 2000.

         Interest expense for the first nine months of 2001 was $23.3 million compared to $22.2 million in 2000, an increase of $1.2 million or 5.27%. The increase in interest expense in the first nine months of 2001, compared to the first nine months of 2000, is primarily attributable to increased average interest-bearing deposit balances, primarily time deposits and savings accounts (from the first quarter 2001 acquisition). Average interest-bearing deposits increased $64.8 million or 10.54%, from $614.3 million in the first nine months of 2000 to $679.1 million in the first nine months of 2001. The average rate paid on interest-bearing deposits was 4.18% and 4.34% for the first nine months of 2001 and 2000, respectively. Borrowings contributed $2.1 million in interest expense during the first nine months of 2001 compared to $2.2 million during the first nine months of 2000, a decrease of $104,000 or .05%. The yield on interest-bearing liabilities for the first nine months of 2001 and 2000 was 4.29% and 4.49%, respectively. Trends in interest bearing liabilities are shown in Tables 2 and 3.

         Interest expense for the three months ended September 30, 2001 and 2000 was $7.3 million and $7.9 million, respectively. The decreases in interest expense between these two periods is due to the decline in market rates between the two periods. The average rate on interest bearing liabilities for the three months ended September 30, 2001 was 3.92% compared to 4.73% for the three months ended September 30, 2000.

         Asset Quality and Provision for Possible Loan Losses. For the first nine months of 2001 and 2000, management added $2.3 million and $1.9 million, respectively, to the allowance for loan losses as provisions for loan losses. The increased provision in the first nine months of 2001 was prompted by strong loan portfolio growth, the entering of new markets through de novo branches in 2000 and 2001, an increase in net charge-offs, and the impact of the declining economy on borrowers. During the first nine months of 2001, management charged-off loans totaling $1.2 million and had recoveries of $771,000, resulting in net charge-offs of $423,000. During the same period in 2000, management charged-off $1.0 million in loans and had recoveries of $854,000, resulting in net charge-offs of $168,000. The ratio of allowance for loan losses to loans increased to 1.41% at September 30, 2001 from 1.19% at December 31, 2000. The following table presents BancShares' comparative asset quality ratios:

                                                                                  September 30,      December 31,
                                                                                       2001              2000
                                                                                  -------------      ------------
Ratio of annualized net loans charged off to average loans.....................       0.09 %            0.08 %
Allowance for loan losses to loans.............................................       1.41              1.19
Non-performing assets to total gross loans and other real estate owned.........       0.05              0.01
Non-performing assets to total assets..........................................       0.03              0.01

         Management considers the allowance for loan losses, at September 30, 2001, to be adequate to cover the losses and risks inherent in the loan portfolio at that date and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had no impaired loans at September 30, 2001. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies have the authority to require the Bank to increase the allowance based on the examiners' judgements about information available to them at the time of their examinations.

         Noninterest Income. Noninterest income increased $2.2 million or 41.01% for the first nine months of 2001 over the first nine months of 2000. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first nine months of 2001 primarily due to increased deposit base from acquired branches, de novo branch openings during the second and third quarters of 2000 and growth in the existing branch network. BancShares' average deposits increased $80.7 million or 11.21% to $800.8 million in the first nine months of 2001 from $720.1 million in the first nine months of 2000. Noninterest income includes a nonrecurring securities gain of $501,478. This gain was recognized as a result of an exchange and subsequent sale of an equity investment in the first and second quarters. For the third quarter of 2001, noninterest income increased $541,000 or 27.47% over the same period of 2000. This increase was primarily due to an increase in deposit service charges, as discussed for the nine month periods.

         Noninterest Expense. Noninterest expense increased $2.9 million or 13.66% from $21.0 million in the first nine months of 2000 to $23.9 million in the first nine months of 2001, including increases of $1.3 million in salaries and employee benefits, $33,000 in occupancy and equipment expense, $333,000 in data processing cost, $458,000 in other expenses and $267,000 in intangibles amortization. The increases represented increases of 11.60% in salaries and employee benefits, 0.93% in occupancy and equipment expenses, 17.59% in data processing costs, 13.20% in other expenses and 31.80% in intangibles amortization over the first nine months of 2000. For the third quarter of 2001 noninterest expense increased $462,000 or 6.30% over the same period in 2000. Noninterest expense increased due to expansion of BancShares' branch network. BancShares acquired three branches during the first nine months of 2001, opened five de novo branches during the second and third quarters of 2000, and has seen increased activity within the existing branch network. BancShares also had a one time impairment loss of $471,000 on fixed assets during the nine months ended September 30, 2001. During April, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $304,656 in the first quarter to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. In the second quarter the Board of Directors of BancShares approved to closed these two branches and recorded an additional charge of $173,000 for the remaining lease payments and costs to close these branches. An adjustment of $7,000 to management's estimates was recorded as a recovery in the third quarter.

         Income Taxes. In the first nine months of 2001, BancShares had income tax expense of $3.2 million, a decrease of $245,000 or 7.11%, from $3.5 million in the first nine months of 2000. The resulting effective income tax rates, based on the accruals for the three months ended September 30, 2001 and 2000, were 36.61% and 36.34%, respectively.



Capital Resources.

         Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

         Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at September 30, 2001 was 8.92% as compared to 9.72% at December 31, 2000.

         BancShares is also required to meet minimum requirements for risk-based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2001, the Total Capital Ratio was 13.89% as compared to 14.28% at December 31, 2000.

         The following table presents regulatory capital amounts calculations and ratios of BancShares:

                                       September 30          December 31,
                                           2001                  2000
                                       ------------          ------------
Tier 1 capital...................          $83,900             $94,114
Total capital....................           95,405              84,047
Leverage capital ratio...........             8.92  %   (1)       9.72  %  (1)
Tier 1 capital ratio.............            12.22      (1)      12.75     (1)
Total capital ratio..............            13.89      (1)      14.28     (1)

         ____________
         (1) These ratios exceed the minimum required regulatory capital ratios.

         At September 30, 2001, and December 31, 2000, BancShares was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in BancShare's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, BancShare's capital ratios.

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), federal funds sold, interest-bearing deposits in other banks and cash and due from banks. These assets represented 23.10% of deposits at September 30, 2001, an increase from 20.52% at December 31, 2000. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 22.35% at September 30, 2001, compared to 19.78% at December 31, 2000. These ratios have increased due to deposit growth exceeding loan growth in the first quarter of 2001, primarily due to the acquisition of three First Union Branches.

         The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2001 and 2000. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2001, and December 31, 2000, jumbo time deposits represented 11.30% and 10.47%, respectively, of total deposits.

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

         The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of September 30, 2001. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                                            Maturing in period ended September 30,
                           ---------------------------------------------------------------------------------------------------------
                              2002          2003           2004         2005         2006     Thereafter     Total      Fair Value
                           -----------    ----------    -----------   ----------  ---------  ----------      -----       ----------
                                                                    (Dollars in thousands)
Assets
    Loans:
       Fixed rate ......... $ 108,623     $ 76,936      $ 104,112     $ 20,980    $  14,696     $ 19,851      $ 345,198    $ 346,269
       Average rate (%) ...      9.17%        8.96%          8.45%        8.21%        7.68%        7.74%          8.70%

       Variable rate ...... $ 163,172     $ 20,641      $  22,399     $  6,963    $   3,973     $ 85,548      $ 302,696    $ 302,696
       Average rate (%) ...      6.84%        6.69%          6.72%        6.72%        6.69%        7.48%          6.99%

    Investment securities (1):
       Fixed rate ......... $ 125,681     $ 15,054             --           --           --     $      8      $ 140,743    $ 142,353
       Average rate (%) ...      4.75%        4.72%            --           --           --        10.89%          4.75%

Liabilities
    Savings and interest
      bearing checking:
       Fixed rate ......... $ 283,676           --             --           --           --           --      $ 283,676    $ 283,676
       Average rate (%) ...      0.80%          --             --           --           --           --           0.80%

    Certificates of
      deposit:
       Fixed rate ......... $ 332,823     $ 49,986       $ 11,939     $ 13,923           --           --      $ 408,671    $ 414,414
       Average rate (%) ...      4.79%        5.37%          5.37%        6.02%          --           --           4.92%

    Short-term obligations:
       Variable rate ...... $  27,712           --             --           --           --           --      $  27,712    $  27,712
       Average rate (%) ...      1.36%          --             --           --           --           --           1.36%

    Long-term obligations:
       Fixed rate .........        --           --             --           --           --     $ 23,000      $  23,000    $  23,000
       Average rate (%) ...        --           --             --           --           --         8.50%          8.50%




 ----------
(1) Marketable equity securities with a book value of approximately $3,647,604 and a fair value of approximately $10,139,501 have been excluded from this table.

         Interest Sensitivity. The table below presents BancShares interest sensitivity position at September 30, 2001. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

         As of September 30, 2001, BancShares had a positive one-year cumulative gap position of 12.01% and a positive total cumulative gap position of 15.51%. At December 31, 2000, BancShares had a one-year positive cumulative gap position of 12.49% and a total positive cumulative gap position of 19.08%. The decrease in the one-year cumulative gap position at September 30, 2001 is due to the repositioning of securities, which at December 31, 2000, would mature in less than one year and at September 30, 2001, will mature in greater than one year.

                                                                        September 30, 2001
                            --------------------------------------------------------------------------------------------------------
                               1-30            31-90         91-180         181-365          Total          Total
                               Days            Days           Days           Days          One-Year          Non
                             Sensitive       Sensitive      Sensitive      Sensitive       Sensitive      Sensitive        Total
                            ------------    ------------  ------------   ------------    ------------   -------------   ------------
Assets:
------
Loans .......................  $ 291,832     $  32,426      $  18,301     $  36,603       $ 379,162      $ 268,732      $ 647,894
Investment securities .......       --          14,989         45,188        65,504         125,681         25,202        150,883
Overnight funds sold ........     55,100          --             --            --            55,100           --           55,100
Other .......................       --            --             --            --              --            2,309          2,309
Interest bearing deposits
    in other banks ..........     23,251          --             --            --            23,251           --           23,251
                               ---------     ---------      ---------     ---------       ---------      ---------      ---------
    Total interest earning
      assets ................  $ 370,183     $  47,415      $  63,489     $ 102,107       $ 583,194      $ 296,243      $ 879,437
                               =========     =========      =========     =========       =========      =========      =========

Liabilities:
-----------
Savings and checking
    with interest ...........  $    --       $    --        $    --       $    --         $    --        $ 166,618      $ 166,618
Money market savings ........    117,058          --             --            --           117,058           --          117,058
Time deposits ...............     52,204        84,383        105,217        91,019         332,823         75,848        408,671
Short-term borrowings .......     27,712          --             --            --            27,712           --           27,712
Long-term borrowings ........       --            --             --            --              --           23,000         23,000
                               ---------     ---------      ---------     ---------       ---------      ---------      ---------
    Total interest bearing
      liabilities ...........  $ 196,974     $  84,383      $ 105,217     $  91,019       $ 477,593      $ 265,466      $ 743,059
                               =========     =========      =========     =========       =========      =========      =========

Interest-sensitivity gap ....  $ 173,209     $ (36,968)     $ (41,728)    $  11,088       $ 105,601      $  30,777      $ 136,378
                               =========     =========      =========     =========       =========      =========      =========

Cumulative interest
    sensitivity gap .........  $ 173,209     $ 136,241      $  94,513     $ 105,601       $ 105,601      $ 136,378      $ 136,378
Cumulative interest
    sensitivity gap to total
    interest earning assets..      19.70 %       15.49 %        10.75 %       12.01 %         12.01 %        15.51 %        15.51 %

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

         In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 also is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. Statement No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securization transactions and collateral in financial statements for fiscal years ended after December 15, 2000. BancShares adopted the required provisions of SFAS No. 140 on April 1, 2001 and December 31, 2000, respectively. The adoption of SFAS No. 140 had no impact on BancShares consolidated financial statements.

         On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations"; and Statement No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     BancShares was required to adopt the provisions of SFAS No. 141 as of June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS No.
142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on BancShares' consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

 .
ITEM 5.  OTHER INFORMATION

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

*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

----------
* Denotes a management contract or compensatory contract or arrangement.

----------

(a)      No reports on Form 8-K were filed during the quarter ended September
30, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIDELITY BANCSHARES (N.C.), INC.

Dated: November 9, 2001                   By:/s/ Mary A. Woodard
                                          ===============================
                                          Mary A. Woodard
                                          Chief Financial Officer and Treasurer