Form 10-K405
period 2001-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2002-03-28
CIK 825953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the year ended December 31, 2001
                                        -----------------

                        Commission File Number: 001-15089

                        Fidelity BancShares (N.C.), Inc.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                    56-1586543
            --------                                    ----------
  (state or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

           100 South Main Street, Fuquay-Varina, North Carolina 27526
-------------------------------------------------------------------------------
          (Address of principal executive offices)          (zip code)

                                (919) 552-2242
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 25, 2001: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

                  Common Stock - $25 Par Value, - 28,011 shares
-------------------------------------------------------------------------------
         (Number of shares outstanding, by class, as of March 25, 2002)

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

The Bank is a state-chartered commercial bank. Its predecessor bank, Bank of Fuquay, was organized during 1909 and merged with Bank of Biscoe during 1970, at which time the continuing bank's name was changed to The Fidelity Bank. The Bank currently operates 64 banking offices in 47 separate central North Carolina communities, 31 of which have been opened or acquired from other institutions within the past five fiscal years. Most recently, during 1998 the Bank purchased an aggregate of $35.7 million in assets and assumed an aggregate of $75.1 million in deposit liabilities, associated with five branch offices of a related financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB"), and during 1999, it purchased an aggregate of $29.1 million in assets and assumed an aggregate of $99.6 million in deposit liabilities, associated with seven additional branch offices of FCB. In 2001 the bank purchased an aggregate of $5.8 million in assets and assumed an aggregate of $49.5 million in deposit liabilities associated with three branch offices of First Union National Bank. (See "Item 13. Certain Relationships and Related Transactions" and note 15 to BancShares' consolidated financial statements.) Additionally, during 1999, 2000 and 2001, the Bank opened 22 de novo branch offices.

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

BancShares' principal executive offices are located at 100 South Main Street, Fuquay-Varina, North Carolina 27526 and its telephone number is (919) 552-2242. BancShares' internet website is www.fidelitybanknc.com.

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

Employees. At December 31, 2001, the Bank employed 376 full-time employees and 25 part-time employees. The Bank is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares does not have any separate employees.

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

As an insured bank, the Bank is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. Insured institutions also are prohibited from acquiring or retaining any equity investment of a type or in an amount not permitted for national banks. The Bank is not a member of the Federal Reserve System, but is subject to reserve requirements applicable to non-member banks.

The FRB, FDIC and Commissioner all have broad powers to enforce laws and regulations applicable to BancShares and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among other, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

ITEM 2 - PROPERTIES

At December 31, 2001 the Bank maintained 65 banking offices in 47 central North Carolina communities. BancShares owns the majority of the buildings and leases other facilities from third parties. Statistical information with respect to BancShares' property and equipment is contained in this filing under "Item 8. Financial Statements and Supplementary Data."

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR BANCSHARES' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

BancShares' common stock is not traded in an established public trading market. On March 15, 2002, there were 119 record holders of BancShares' common stock.

The per share cash dividends paid by BancShares during each quarterly period during 2001 and 2000 are set forth in Table XI, under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. A cash dividend of $8.00 per share was declared by the Board of Directors on January 28, 2002, payable March 30, 2002, to holders of record as of March 1, 2002. BancShares' sole source of funds for the payment of dividends to its shareholders is dividends it receives from the Bank. Payments of dividends by BancShares and the Bank are made at the discretion of their Boards of Directors and are contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial information for BancShares as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The data has been derived from BancShares' audited consolidated financial statements. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001, and the independent auditors' report thereon, are included elsewhere in this filing. The following should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

TABLE 1

SELECTED FINANCIAL DATA
(Dollars in thousands, except share data and ratios)

                                   As of and for the year ended December 31,
------------------------------------------------------------------------------------------------------------
                                                          2001      2000       1999       1998       1997
------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income.....................................   $ 66,156   $ 67,047   $ 55,379   $ 46,570   $ 43,249
Interest expense....................................     29,514     30,474     23,213     19,892     19,016
------------------------------------------------------------------------------------------------------------
Net interest income.................................     36,642     36,573     32,166     26,678     24,233
Provision for loan losses...........................      3,000      2,625      1,200        630        360
------------------------------------------------------------------------------------------------------------
Net interest income
   after provision for loan losses..................     33,642     33,948     30,966     26,048     23,873
Noninterest income..................................      9,950      7,166      5,183      5,476      3,974
Noninterest expense.................................     31,917     28,396     24,044     19,418     15,878
------------------------------------------------------------------------------------------------------------
Income before income taxes..........................     11,675     12,718     12,105     12,106     11,969
Income taxes........................................      4,278      4,617      4,468      4,457      4,581
------------------------------------------------------------------------------------------------------------
Net income..........................................   $  7,397   $  8,101   $  7,637   $  7,649   $  7,388
============================================================================================================

Selected Period-End Balances
Total assets.......................................  $  984,719   $  907,670   $  839,088    $  694,134   $  582,995
Investment securities and overnight funds sold.....     188,242      180,554      165,356       186,804      177,240
Loans, gross.......................................     668,984      614,817      551,148       439,208      358,250
Interest-earning assets............................     887,998      824,720      759,311       357,874      537,293
Deposits...........................................     841,435      772,520      716,014       609,646      505,237
Interest-bearing liabilities.......................     750,543      711,971      658,212       533,380      448,832
Shareholders' equity...............................      85,030       77,513       69,895        64,808       59,117
Common shares outstanding..........................      28,026       28,070       28,170        28,410       28,410
---------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Total assets.......................................  $  949,158   $  853,293   $  753,286    $  610,306   $  558,119
Investment securities and overnight funds sold.....     190,488      171,074      166,835       156,254      163,113
Loans, gross.......................................     637,682      587,468      493,023       390,162      349,526
Interest-earning assets............................     864,572      774,422      686,557       559,348      514,410
Deposits...........................................     808,227      726,126      647,566       528,672      487,985
Interest-bearing liabilities.......................     731,661      664,215      584,675       465,999      433,979
Shareholders' equity...............................      82,263       73,577       66,804        61,870       54,840
Common shares outstanding..........................      28,049       28,132       28,279        28,410       28,410
---------------------------------------------------------------------------------------------------------------------

Profitability Ratios
Return on average total assets.....................        0.78%        0.95%        1.01%         1.25%        1.32%
Return on average shareholders' equity.............        8.99        11.01        11.43         12.36        13.47
Dividend payout ratio /(1)/........................       12.13        11.11        11.85         11.88        12.31
---------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Ratios
Average loans to average deposits..................       78.90%       80.90%       76.13%        73.80%       71.63%
Average shareholders' equity to average total
   assets..........................................        8.67         8.62         8.87         10.14         9.83
Tier 1 capital ratio /(2)/.........................       12.27        11.87        12.06         10.30        12.96
Total capital ratio /(2)/..........................       14.03        13.29        13.34         11.87        14.09
Leverage capital ratio.............................        8.99         9.72         9.12          7.65         8.28
---------------------------------------------------------------------------------------------------------------------

Per share of common stock
Net income /(3)/...................................  $   263.71    $  287.97    $  270.05     $  269.25    $  260.04
Cash dividends.....................................       32.00        32.00        32.00         32.00        32.00
Book value /(4)/...................................    3,033.98     2,761.41     2,481.17      2,281.17     2,080.86
---------------------------------------------------------------------------------------------------------------------

Asset Quality Ratios
NonPerforming assets to total gross loans and other
   real estate owned...............................        0.00%        0.01%        0.02%         0.03%        0.02%
Net charge-offs to average loans...................        0.15         0.08         0.19          0.04         0.10
Total allowance for loan losses to total loans.....        1.39         1.19         0.93          1.05         1.16
----------------------------------------------------------------------------------------------------------------------

/(1)/ For each indicated period, total common dividends declared divided by net income.
/(2)/ See "Supervision and Regulation - Capital Adequacy" for a more detailed description of these ratios.
/(3)/ For each indicated period, net income divided by the average number of common shares outstanding. BancShares has no potentially dilutive securities.
/(4)/ At the end of each indicated period, shareholders' equity divided by the number of common shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries ("BancShares"), for the years 2001, 2000, and 1999. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and related notes presented under "Item 8. Financial Statements and Supplementary Data." BancShares is a bank holding company with two wholly owned subsidiaries - The Fidelity Bank (the "Bank"), a North Carolina-chartered bank, and FIDBANK Capital Trust I (the "Trust") - a statutory business trust created under the laws of the State of Delaware.

CRITICAL ACCOUNTING POLICIES

         BancShares' significant accounting policies are set forth in note 1 of the consolidated financial statements. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be a critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. BancShares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares' assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares' allowance for loan losses and related matters, see ASSET QUALITY.

ACQUISITIONS

         2001 Acquisitions. In February 2001, BancShares acquired the deposits of three North Carolina branches of First Union National Bank (see note 2 to BancShares' consolidated financial statements). These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:

(dollars in thousands)

                                         Transaction       Loans      Deposits
    Acquisitions                            Date         Acquired     Acquired
------------------------------------------------------------------------------
Yanceyville branch..................    February 2001    $   2,384   $  29,594
Mebane Washington Street branch.....    February 2001          833       6,392
Rockingham Main branch..............    February 2001          659      13,499
                                                         ---------   ---------
    2001 Acquisition Totals.........                     $   3,876   $  49,485
                                                         =========   =========

         2000 Acquisitions.   BancShares made no acquisitions during 2000.

         1999 Acquisitions. In August 1999, BancShares acquired the deposits of seven North Carolina branches of First-Citizens Bank & Trust Company ("FCB"), (see RELATED PARTY TRANSACTIONS). These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares' consolidated financial statements. These acquisitions were as follows:

  (dollars in thousands)

                                          Transaction     Loans        Deposits
    Acquisitions                             Date       Acquired       Acquired
-------------------------------------------------------------------------------
Gibsonville branch...................    August 1999    $    4,496   $   11,465
Kings Mountain branch................    August 1999         6,021       22,910
Polkville branch.....................    August 1999         1,811        8,749
Shelby branch........................    August 1999         7,094       20,649
Stokesdale branch....................    August 1999         2,467        6,040
Stoneville branch....................    August 1999         2,366       19,475
Wentworth branch.....................    August 1999         3,783       10,285
                                                        ----------   ----------
    1999 Acquisition Totals..........                   $   28,038   $   99,573
                                                        ==========   ==========

RESULTS OF OPERATIONS

         Net Income. For 2001, net income of $7.4 million represented an 8.7% decrease from 2000 net income of $8.1 million. BancShares experienced a strong increase in noninterest income during 2001. This growth was hampered by an increase in noninterest expense. Noninterest expense increased due to the acquisition of 3 branches during the first quarter of 2001, the opening of 3 de novo branches in 2001 and the one time impairment loss of $471,000 on the closing of 2 branch offices.

         Net income of $8.1 million in 2000 represented a 6.1% increase from 1999 net income of $7.6 million. BancShares experienced a strong increase in net interest income as well as noninterest income during 2000, slightly offset by an increase in the provision for loan losses due to strong loan growth and industry conditions.

         Net income per share for 2001 was $263.71 compared to $287.97 for 2000; the decrease is attributable to decreased earnings, slightly offset by decreased average shares outstanding due to the repurchase by BancShares of 44 shares of common stock.

          Net income per share was $17.92 more in 2000 than the $270.05 recognized for 1999. The increase in net income per share during 2000 was attributable to a decrease in average shares outstanding with BancShares' repurchase of 100 shares of common stock during 2000.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on earning assets and interest bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. Table I sets forth the average balances on interest earning assets and interest bearing liabilities, as well as the average yields earned and average rates paid for 2001, 2000, and 1999. The average prime rate, as set by the Federal Reserve, was 6.91%, 9.23% and 8.00%, for the years ended December 31, 2001, 2000, and 1999, respectively.

         In 2001, net interest income was $36.6 million compared to $36.6 million in 2000, an increase of $68,000 or 0.19%. 2000 net interest income was $4.4 million (13.7%) greater than 1999 net interest income of $32.2 million. In 2001 the amount of increase in net interest income was very small due to the Federal Reserve cutting the prime rate eleven times in 2001. Because 50.0% of BancShares' loans are tied to prime, the decline in interest rates has reduced interest income. The increase in net interest income in 2000 and 1999 was attributable to increased interest income from loans that occurred due to increased loan balances in both years. In 2001, interest income declined $892,000 or 1.33% compared to that of 2000. During 2000 interest income grew $11.7 million or 21.1% compared to $8.8 million or 18.92% in 1999. Interest expense decreased $960,000 or 3.15% in year 2001. Interest expense increased $7.3 million or $31.3%, in 2000 and $3.3 million or 16.70% in 1999 compared to the previous year. Interest expense was $29.5 million in 2001, $30.5 million in 2000, and $23.2 million in 1999. In 2001 the bank experienced higher volumes of interest bearing liabilities, but dramatic decreases in interest rates contributed to the lower interest expense. The increase in interest expense in 2000 was due to higher volumes of interest bearing liabilities and the increasing interest rate environment. In 1999, the increase was attributable to higher volumes of interest bearing liabilities. The rates paid on interest bearing liabilities were 4.03%, 4.59%, and 3.97% in 2001, 2000, and 1999, respectively.

         Loans produced the largest component of interest income, amounting to $56.1 million in 2001, $56.4 million in 2000, and $45.3 million in 1999. This represented a decrease of $369,000 or 0.65% in 2001 and an increase of $11.2 million or 24.7% in 2000. During 2001 and 2000, average loans outstanding increased $50.2 million or 8.55% and $94.4 million or 19.2%, respectively. In both years, loan growth within the existing branches and de novo branch openings contributed to the increase in average loans. Average yields on loans during 2001, 2000 and 1999 were 8.81%, 9.63%, and 9.21% respectively. The decrease in the 2001 average yield was due to the decrease in the average prime rate during 2001 compared to 2000. Likewise, the increase in the 2000 average yield on loans was due to the increase in the average prime rate during 2000 compared to 1999.

         Earnings from investments and overnight funds sold provided the remainder of interest income, contributing $10.1 million in 2001, $10.6 million in 2000, and $10.1 million in 1999. Average balances and yields on these securities are shown in Table I. Average interest bearing cash balances during 2001 and 2000 were $34.1 and $13.7 million, which earned an average rate of 3.86% and 6.19%, respectively.

         As noted above, total 2001 interest expense decreased 3.15% below that of 2000, which increased 31.3% compared to 1999. The principal component of BancShares' interest expense is interest paid on deposits, which totaled $26.8 million in 2001, $27.5 million in 2000, and $21.5 million in 1999. Average interest bearing deposit balances for 2001, 2000, and 1999, were $683.2 million, $618.6 million, and $553.9 million, respectively. This represents an increase of 10.4% in 2001 and 11.7% in 2000 over the prior years due to de novo branch openings and growth within the existing branch network. Additionally, the growth during 2001 was partially attributable to the acquisition of branches. Included in the $23.2 million of interest expense in 1999, is interest expense of $1.1 million resulting from the $23.0 million Capital Trust Securities issued by the Trust during 1999 (see note 8 to BancShares' consolidated financial statements). These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50%, are callable in 2004, and mature in 2029. The average balance on the long-term obligations during both 2001 and 2000 was $23 million. The average rate paid on the obligations was 8.50% in 2001 and 2000.

         BancShares' interest rate spread was 3.63%, 4.09%, and 4.12% on a tax equivalent basis in 2001, 2000, and 1999, respectively. BancShares' ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings. Therefore, it is necessary for BancShares to effectively manage earning assets and interest bearing liabilities.

         Provision for Loan Losses. BancShares' provision for loan losses charged against earnings was $3.0 million, $2.6 million and $1.2 million in 2001, 2000, and 1999, respectively. The provision for loan losses increased primarily due to increased loan balances, de novo branch openings, growth within the existing branch network, and the impact of a declining economy on the loan portfolio. As noted above, average loans grew $50.2 million or 8.55% in 2001 compared to $94.4 million or 19.2% in 2000. BancShares' also experienced an increase in net charge-offs during 2001 compared to 2000, as discussed herein under `ASSET QUALITY', which influenced the provision for loan losses in those years. During 2001, BancShares noted a softening in its market area, with increases in unemployment and increases in bankruptcies. These conditions contributed to the increase in net charge-offs during the year. While the full impact of these changes may not be known until future periods, management concluded that additional provisions were necessary to reflect this change in economic conditions during the year.


         Noninterest Income. Noninterest income, which consists primarily of service charges, commissions and fees, increased $2.8 million in 2001 over 2000 and increased $2.0 in 2000 compared to 1999. Total noninterest income was $9.9 million in 2001, $7.2 million in 2000, and $5.2 million in 1999. The increase in 2001 in noninterest income is attributable to growth in fee-earning transaction accounts, increases in fees charged, and improved fee collection on accounts. The primary reasons for increased service charges on deposit accounts are an overall increase in deposit accounts, fees earned on an overdraft checking product, and increased NSF fees. A gain on the exchange of an equity security also attributed to the increase in noninterest income. The 2000 increase in noninterest income compared to 1999 is also attributable to growth in deposit accounts, a new overdraft checking product, and increased NSF fee income.

         Noninterest Expense. Noninterest expense includes expenses attributable to personnel, occupancy, furniture and equipment, data processing, FDIC assessments, printing, supplies, legal and professional fees, postage, amortization of intangibles, and other miscellaneous operating expenses. Noninterest expense was $31.9 million in 2001, $28.4 million in 2000, and $24.0 million in 1999. Control of noninterest expense is an important aspect in managing net income. Acquisition of branches during 2001 and 1999 should enhance future operating results of BancShares; however, earnings will be reduced in future periods as BancShares amortizes intangibles resulting from these acquisitions.

         The most significant element of BancShares' noninterest expense is personnel costs. Salaries and benefits represented 52.5%, 53.7%, and 52.22% of total noninterest expense during 2001, 2000, and 1999, respectively. Salaries and benefits increased by $1.5 million or 9.86% in 2001 and $2.7 million or 21.4% in 2000. The primary causes of these increases are the opening of three de novo branches and the acquisition of three branches in 2001, as well as the opening of three de novo branches in 2000.

         Occupancy and equipment expenses increased from $4.4 million in 1999 to $4.8 million in 2000 to $5.0 million in 2001. These increases of $191,000 in 2001 and $362,000 in 2000 were attributable to acquired branches and the de novo branch openings noted above.

         Data processing costs represent charges by vendors that perform data processing services for the Bank. Data processing fees are primarily based upon per item or per account charges. Data processing costs were $3.0 million, $2.5 million, and $1.9 million, 2001, 2000, and 1999, respectively. These increases were due to the addition of acquired and de novo branches as well as growth in the loan and deposit base in the existing branch network, as noted above. As discussed in note 15 to the consolidated financial statements, BancShares' data processing services are provided by a related party. See RELATED PARTY TRANSACTIONS.

         Amortization of intangibles during 2001 increased $368,000 to $1,489,000 compared to $1,121,000 for 2000. Amortization of intangibles was $924,000 in 1999. The increase in amortization of intangibles during 2001 and 2000 was attributable to the acquisition of three branches in the first quarter of 2001 and the acquisition of seven branches in the third quarter of 1999. Intangibles from these acquisitions amounted to $10.5 million (see notes 2 and 15 to BancShares' consolidated financial statements). Also impacting intangibles amortization in 2001 and 2000 was the effect of a full year of amortization on intangible assets arising from the 1999 acquisitions.

         BancShares also had a one time impairment loss of $471,000 on fixed assets during 2001. BancShares analyzed the results of operations of two branches taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $304,000 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. The Board of Directors of BancShares approved closing these two branches and recorded a charge of $167,000 for the remaining lease payments and costs to close these branches.

         Other miscellaneous operating expenses were $5.3 million, $4.7 million, and $4.2 million in 2001, 2000, and 1999, respectively. These increases, as well as the $557,000 current year increase, were the result of increases in costs across all categories of other operating expenses due to the increased customer base and account activity resulting from acquired branches, de novo branch openings and growth within the existing branch network.

         Income Taxes. In 2001, 2000, and 1999, BancShares had taxable income for book purposes that resulted in income tax expense of $4.3 million, $4.6 million, and $4.5 million, respectively. The resulting effective income tax rates for the years ended December 31, 2001, 2000, and 1999 were 36.6%, 36.3%, and 36.91%, respectively.

FINANCIAL CONDITION

         Earning and Noninterest Earning Assets. Earning assets consist of loans, investment securities, and short-term investments that earn interest. Average earning assets during 2001 were $864.6 million, an increase of $90.2 million or 11.64% over 2000's interest earning assets of $774.4 million. During 2000, average interest earning assets increased $87.9 million or 12.8% from the 1999 average of $686.6 million. Increases during both years resulted from de novo branch openings and growth within the existing branch network. Further, in 2001 and 2000, growth in average balances was partially attributable to the full-year effect of the 1999 acquisition of branches noted above. Cash received from the $23.0 million Capital Trust Securities issuance and acquisition of branches in 1999 was invested in loans and short-term investments, including overnight funds and interest bearing cash deposits.

         Average noninterest earning assets during 2001 were $84.6 million compared to $78.9 million in 2000, an increase of 7.25%. During 2000, an increase of $12.1 million or 18.20% occurred compared to the 1999 average of $66.7 million. The 2001 and 2000 increases were primarily due to increases in cash, fixed assets and intangible assets resulting from the acquired branches or de novo branch openings. The average balances of noninterest earning assets are shown in Table I.

         Return on average total assets for 2001 was 0.78%, compared to 0.95% and 1.01% in 2000 and 1999, respectively. The decline for 2001 was the result of lower earnings, arising from a decreased net interest margin due to the Federal Reserve cutting rates eleven times in 2001, opening of three de novo branches, acquisition of three branches and a one time impairment loss on closing 2 in-store branches. The decline for 2000 was the result of increased total average assets, primarily attributable to de novo branch openings in 2000 and a full year's impact of branches that opened in 1999, that was proportionately greater than the increase in earnings. Changes in the composition of average balances are shown in Table I and Table II.

         Return on average equity for 2001 was 8.99%, compared to 11.01% and 11.43% in 2000 and 1999, respectively. In 2001, the decline was due to decreased earnings and increased average equity due to earnings and unrealized gains on securities available for sale. The decline in the 2000 return on average equity was due to only a slight increase in net income and an increase in average equity driven by earnings and unrealized gains on securities available for sale.

         Interest Bearing and Noninterest Bearing Liabilities. Interest bearing liabilities consist of deposits, short-term borrowed funds and long-term borrowed funds. Average interest bearing liabilities during 2001 were $731.7 million, an increase of 10.15% from the 2000 average of $664.2 million, which was 13.6% higher than that of 1999, $584.7 million. BancShares' principal interest bearing liabilities are interest bearing deposits. Interest bearing deposits represented $683.2 million, $618.6 million, and $553.9 million of average interest bearing liabilities in 2001, 2000, and 1999, respectively. Short-term borrowings and long-term borrowings represent the remaining balances. The cost of total interest bearing liabilities was 4.03%, 4.59%, and 3.97% in 2001, 2000, and 1999, respectively.

         Average noninterest bearing liabilities during 2001 were $135.2 million, an increase of $19.7 million or 17.08% over 2000's average, $115.5 million. During 2000, the average noninterest bearing liabilities increased $13.7 million or 13.5% over the 1999 average of $101.8 million. Noninterest bearing demand deposits are the principal noninterest bearing liability. Increases in noninterest bearing demand deposit balances are attributable to acquired branches, de novo branch openings and expansion within the existing branch network. See Table I.

         Loans. As of December 31, 2001, loans, net of the allowance for loan losses, totaled $659.7 million compared to $607.5 million and $546.0 million at year-end 2000 and 1999, respectively. The increase was attributable to normal loan growth, from the existing branch network and de novo branch openings in 2001 and 2000. Also in 2001, growth was due to acquired loans of $3.9 million from the acquisition of three branches in first quarter 2001. The composition of the loan portfolio for each of the years in the five year period ended December 31, 2002 is listed in Table IV.

         Rate sensitivity and liquidity in the loan portfolio are achieved by making loans with adjustable interest rates and shorter maturities. This allows the Bank to adjust its pricing structure with changes in interest rates. At the end of 2001, 60.7% of the loan portfolio was due to mature or would be available for interest rate repricing in 2001. See Table IV.

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

         At December 31, 2001, the fair value of available for sale securities exceeded the carrying value by $8.0 million, Deferred taxes related to these available for sale securities were $3.2 million, and shareholders' equity included $4.8 million for the net unrealized gain related to these available for sale securities. At December 31, 2000, the fair value of available for sale securities exceeded the carrying value by $6.2 million. Deferred taxes related to these available for sale securities were $2.5 million, and shareholders' equity included $4.8 million for the net unrealized gain related to these available for sale securities. BancShares does not maintain a trading account.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

         BancShares is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying consolidated financial statements. Substantially all such instruments expire within one to three years.

         BancShares' risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit or standby letter of credit is represented by the contractual amount of these instruments. BancShares uses the same credit policies on the borrower in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         As of December 31, 2001 and 2000, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                         2001               2000
                                                   -----------------   ----------------
Outstanding commitments to lend, unfunded
   loans and lines of credit                    $       221,656,178         213,329,957
                                                   =================   ================

Standby and commercial letters of credit        $         3,275,000           2,142,718
                                                   =================   ================

         BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

         BancShares' lending is concentrated primarily in central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of BancShares' customers through multiple lending transactions; however, there is no concentration to any single customer or industry.

ASSET QUALITY

         Provision and Allowance for Loan Losses. Because BancShares' loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. In 2001, BancShares charged-off loans net of recoveries of $985,000. This represents an increase of $516,000 from 2000 net charge-offs of $469,000. The increase was partially attributable to the impact of a decline in economic conditions in BancShares' market areas. The 2000 net charge-offs of $469,000 were a decrease of $470,000 from 1999 net charge-offs of $939,000. This decrease is primarily the result of increased recoveries in 2000. The percentage of charge-offs (net of recoveries) to average outstanding loans was 0.15% in 2001, 0.08% in 2000, and 0.19% in 1999. See Table V.

         The ratio of total non-performing assets to total loans plus other real estate was 0.00% and 0.01% at December 31, 2001 and 2000, respectively. Assets classified as other real estate were $15,000 and $75,000 at December 31, 2001 and 2000, respectively.

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

         At December 31, 2001 and 2000, the Bank did not have any nonaccrual loans, nor did the Bank have any restructured or impaired loans. At December 31, 2001 and 2000, the Bank did not have any accruing loans 90 days or more past due.

         The allowance for loan losses represented 1.39% and 1.19% of loans outstanding at year-end 2001 and 2000, respectively. The increase in the allowance for loan losses as a percentage of loans is attributable to the increase in the provision for loan losses, for the reasons discussed below, as well as the impact of a softening economy on certain segments of the loan portfolio. Specifically, BancShares believes that the decline in economic conditions has the greatest impact on the commercial, industrial and agricultural loans as well as consumer loans. As a result, allocations to these segments of the portfolio increased during the year. These types of loans generally require a larger allocation of allowance for loan losses in BancShares' allowance for loan losses model when compared to other loan types carrying less risk, such as one to four family mortgage loans and commercial real estate loans. This increased allocation contributed to the increase in the percentage of allowance for loan losses to total loans from 1.19% at December 31, 2000 to 1.39% at December 31, 2001. The Bank's provision for loan losses charged against earnings was $3,000,000, $2,625,000, and $1,200,000, in 2001,
2000, and 1999, respectively. The increase in the provision for loan losses in 2001 and 2000 was primarily attributable to loan growth from de novo branch openings and expansion in the existing branch network in both years, as well as the origination of loans in acquired branches during 2001. BancShares also experienced an increase in net charge-offs during 2001 compared to 2000, which influenced the provision for loan losses in 2001. BancShares' provision for loan losses was also impacted in 2001 by a softening in the economy during the year.

         Management considers the December 31, 2001 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

         BancShares continually reviews its allowance for loan losses estimation process, and makes revisions where necessary. During 2002, management of BancShares expects to continue this practice. As a result, there may be certain reallocations of amounts among the components of the portfolio to better reflect management's estimates at that time of the allocations of the allowance for loan losses. Such reallocations, of themselves, are not expected to have a significant impact on the overall level of the allowance for loan losses or the provision for loan losses when compared to prior periods.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners' judgements about information available to them at the time of their examinations.

RELATED PARTY TRANSACTIONS

         BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who are also significant shareholders of the BancShares. At December 31, 2001, the first significant shareholder beneficially owned 11,155 shares, or 39.81 percent, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05 percent, of BancShares' outstanding common stock.

         These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2001, beneficially owned 2,524,210 shares, or 28.67 percent, and 1,421,621 shares, or 16.15 percent, respectively, of the Corporation's outstanding Class A common stock, and 649,188 shares, or
38.35 percent, and 199,052 shares, or 11.76 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.37 percent, and 104,644 Class B common shares, or
6.18 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is FCB.

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

         The following are expenses paid by BancShares to the Corporation:

                                      2001               2000                1999
                                 ---------------    ---------------    ---------------
Data and items processing     $      3,042,000          2,549,000          1,925,000
Trustee fees                            72,000             82,000             84,000
Other                                  611,000            447,000          1,027,000
                                 ---------------    ---------------    ---------------

                              $      3,725,000          3,078,000          3,036,000
                                 ===============    ===============    ===============

         The BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $41,448,498 and $50,450,392 at December 31, 2001 and 2000, respectively.

         BancShares is related through common ownership with Southern Bank and Trust Co. ("Southern") in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $6.3 million of BancShares' mortgage loans.

         See note 2 to BancShares' consolidated financial statements for a discussion of certain acquisitions of branches from FCB.

         While BancShares and the Corporation intend to negotiate these arrangements at arms length, there is no guarantee that the results of operations of BancShares would not be different if these transactions were with unrelated parties.

LIQUIDITY, MARKET RISK AND INTEREST SENSITIVITY

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

         In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), overnight funds sold, and cash and due from banks. These assets represented 22.08% of deposits at December 31, 2001, an increase from 20.46% at December 31, 2000.

         BancShares' liquidity ratio, which is defined as cash plus short-term and marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 21.39% at December 31, 2001, compared to 19.78% at December 31, 2000. In addition, the Bank has a $118 million line of credit with the Federal Home Loan Bank to meet liquidity needs.

         BancShares has traditionally maintained high levels of liquidity, characteristic of the high ratio of investment securities to total assets that it maintains. Although loans have increased in each of the recent fiscal periods, BancShares' ability to manage its liquidity is enhanced by the mortgage loan department's ability to sell mortgage loans originated for liquidity or other asset/liability management requirements.

         Funds received from any maturing investments that are not immediately necessary to sustain BancShares' liquidity are invested in similar instruments or used to fund any increased loan demand. Investments scheduled to mature within the one year time frame, without consideration of marketable equity securities, represented 88.00% and 84.32% of the total investment securities portfolio at December 31, 2001 and 2000, respectively.

         In addition, BancShares held marketable equity securities with fair values of $11.6 million and $8.8 million at December 31, 2001 and 2000, respectively. These investments are classified as available for sale and could be sold at management's discretion.

         BancShares' consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing, and financing activities for 2001, 2000, and 1999. In 2001, BancShares' operating activities provided cash flows of $14.9 million. Net income of $7.4 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, provided $694,000 of BancShares' cash flow. Loans originated, net, of principal collected, used $51.7 million. Securities purchases provided $16.7 million, and expenditures for premises and equipment utilized $2.0 million of BancShares' cash flow. The cash outflows from these investing activities were offset by $148 million of cash received from investment maturities and $38.7 million of cash received in branch acquisitions. Net additional cash inflows of $18.9 million resulted from financing activities, principally from deposit inflows of $19.4 million.

         In 2000, BancShares' operating activities provided cash flows of $14.3 million. Net income of $8.1 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $76.5 million of BancShares' cash flow. Loans originated, net of principal collected, used $64.3 million. Securities purchases, net of maturities, used $7.7 million, and expenditures for premises and equipment utilized $4.4 million of BancShares' cash flow. Net additional cash inflows of $59.0 million resulted from financing activities, principally from deposit inflows of $56.5 million.

         In 1999, BancShares' operating activities provided cash flows of $9.8 million. Net income of $7.6 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $72.9 million of BancShares' cash flow. Loans originated, net of principal collected, used $84.8 million. Cash received in connection with the acquisition of branches provided $66.3 million of BancShares cash flow. Securities net of maturities used $45.2 million, and expenditures for premises and equipment utilized $9.2 million of BancShares' cash flow. Net additional cash inflows of $39.8 million resulted from financing activities, principally from short-term and long-term borrowing inflows of $11.3 million and $23.0 million, respectively.

         The Bank has no brokered funds. Jumbo certificates of deposit ("CD's") are considered to include all CD's of $100,000 or more. The Bank does not and has never aggressively bid on these deposits, and it does not seek nor does it accept deposits from outside of its general trade area. Almost all of the Bank's jumbo CD customers have other relationships with the Bank, including savings, demand and other time deposits and, in some cases, loans. At December 31, 2001 and 2000, jumbo CD's represented 11.52% and 10.47% of total deposits, respectively.

         In the opinion of management, BancShares has the ability to generate sufficient amounts of cash to cover normal funding requirements and any additional needs which may arise, within realistic limitations, during the next twelve months, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

         BancShares has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in less than one year.

CONTRACTUAL OBLIGATIONS
AS OF DECEMBER 31, 2001

                                                   Payments due by period
                                                   (dollars in thousands)
                               Less than
                               ---------
                                1 year     1-3 years   4-5 years   Over 5 years     Total
                                ------     ---------   ---------   ------------     -----
Deposits                        $759,665     $67,934     $13,836        $    -    $841,435
Short-term borrowings             27,073          -           -              -      27,073
Long-term obligations                 -           -           -          23,000     23,000
Lease obligations                    350         671         224            741      1,986
Total contractual cash
                            ---------------------------------------------------------------
   obligations                  $787,088     $68,605     $14,060        $23,741   $893,494
                            ===============================================================

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

         The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 2001. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2001 since they are subject to immediate repricing.

                                                          Maturing in period ended December 31,
                        ---------------------------------------------------------------------------------  ---------- -----------
                            2002        2003           2004           2005         2006       Thereafter     Total     Fair Value
                        -----------  ------------  ------------  -------------  ------------  -----------  ---------- -----------
                                                                  (Dollars in thousands)
Assets

  Loans:

     Fixed rate........  $  101,388    $  70,922      $  113,599   $  15,683    $  15,898     $ 17,066    $  334,556  $ 336,795

     Average rate (%)..        9.05%        8.79%           8.14%       8.18%        7.53%        7.74%         8.51%

     Variable rate.....  $  171,503    $  21,670      $   32,735   $   8,410    $   9,092     $ 91,018    $  334,428  $ 334,428

     Average rate (%)..       12.58%        5.48%           5.40%       5.38%        5.19%        6.17%         9.28%

  Investment securities
     /(1)/:

     Fixed rate........  $  110,394    $  15,045               -           -            -     $      8    $  125,447  $ 126,503

     Average rate (%)..         4.5%        4.72%              -           -            -        10.91%         4.53%

Liabilities

  Savings and interest
     bearing checking:
     Fixed rate........  $  294,219            -               -           -            -            -    $  294,219  $ 294,219

     Average rate (%)..        0.90%           -               -           -            -            -          0.90%

  Certificates of
     deposit:
     Fixed rate........  $  324,480    $  56,732      $   11,202   $  13,837            -            -     $ 406,251  $ 412,165

     Average rate (%)..        3.90%        4.93%           4.82%       5.80%           -            -          4.15%

  Short-term
     obligations:
     Variable rate.....  $   27,073            -               -           -            -            -     $  27,073  $  27,073

     Average rate (%)..        2.71%           -               -           -            -            -          2.71%

  Long-term obligations:
      Fixed rate.......           -            -               -           -            -     $ 23,000     $  23,000  $  23,115

     Average rate (%)..           -            -               -           -            -         8.50%         8.50%

-------------------------------------------------------------------------------
/(1)/ Marketable equity securities with a book value of approximately $3,634,000 and a fair value of approximately $11,596,000 have been excluded from this table.

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

         As of December 31, 2001, BancShares had a positive one year cumulative gap position of 13.98% and a positive total cumulative gap position of 15.48%. BancShares has interest earning assets of $596.2 million maturing or repricing within one year and interest bearing liabilities of $472.1 million repricing within one year. BancShares experienced growth in loans and investments with maturities of one year or less which were outpaced by the growth in deposits and short-term borrowings which also had maturities of one year or less. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

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

CAPITAL RESOURCES

         Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established risk based capital ("RBC") adequacy guidelines.

         As of December 31, 2001, BancShares' Leverage Capital Ratio (as defined herein) was 8.99%, as compared to 9.72% and 9.12%, respectively, at year-end 2000 and 1999. Within RBC calculations, BancShares' assets, including commitments to lend and other off-balance sheet items, are weighted according to Federal regulatory guidelines for the risk considered inherent in the assets. BancShares' Tier 1 Capital Ratio (as defined herein) as of December 31, 2001 was 12.27% compared to ratios of 11.87% and 12.06% for 2000 and 1999, respectively. The calculation of Total Capital Ratio (as defined herein) allows, in BancShares' circumstances, the inclusion of BancShares' allowance for loan losses in capital, but only to a maximum of 1.25% of risk weighted assets. As of December 31, 2001, BancShares' Total Capital Ratio was 14.03%. The Total Capital Ratios for 2000 and 1999 were 13.29% and 13.34%, respectively.

         As of December 31, 2001, the Bank`s Leverage Capital Ratio (as defined above) was 8.27%, which, along with 9.17% and 8.67% as of December 31, 2000 and 1999, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 5%). The Bank's Tier 1 Capital ratio (as defined above) as of December 31, 2001 was 11.30%, which, along with 11.26% and 12.28% as of December 31, 2000 and 1999, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 6%). As of December 31, 2001, the Bank's Total Capital Ratio (as defined above) was 12.55%. The Total Capital ratios for 2000 and 1999 were 12.31% and 13.17%, respectively. Total Capital Ratio in all three years represented well-capitalized institutions under FDIC standards (the ratio exceeds 10%).

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

         BancShares' primary source of new capital is earnings. In 2001, equity capital increased through retention of earnings by $6.5 million, compared to $7.2 million in 2000 and 1999, respectively. At December 31, 2001, shareholders' equity totaled $85.0 million, compared to $77.5 million in 2000. Shareholders' equity at December 31, 2001 and 2000 included, as discussed above, $4.8 million and $3.7 million, respectively, of net unrealized securities gains on available for sale securities.

         The ratio of average shareholders' equity to average total assets was 8.67% in 2001, 8.62% in 2000, and 8.87% in 1999.

         Retention of sufficient earnings to maintain an adequate capital position that provides BancShares with expansion capabilities is an important factor in determining dividends. During 2001, BancShares paid $898,000 in dividends, versus $900,000 and $905,000 in 2000 and 1999, respectively. As a percentage of net income, dividends were 12.13% in 2001, 11.11% in 2000, and 11.85% in 1999. The decrease in dividends paid in 2001 compared to 2000 and 2000 compared to 1999 is attributable to a decrease in the number of shares outstanding each year.

ACCOUNTING AND OTHER MATTERS

         In June 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. The Company adopted this statement on January 1, 2001, with no material effect on its consolidated financial statements.

         The FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and classification of collateral and disclosures relating to securitization transactions and collateral for fiscal years beginning after December 15, 2000. The adoption of SFAS No. 140 had no material impact on BancShares consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         BancShares was required to adopt the provisions of Statement 141 and certain provisions of Statement 142 as of June 30, 2001 and will fully adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.

         Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under Statement 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

         As of December 31, 2001, BancShares had intangible assets totaling $17.3 million. Management has evaluated BancShares's existing intangible assets and goodwill as of January 1, 2002 and will make appropriate reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

         BancShares has determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $744,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $77,000 per year, respectively. In accordance with Statement 142, BancShares will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

         The remaining intangible assets, totaling $16.6 million at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement
72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 15 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $1.4 million, $1.1 million, and $847,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is expected to be $1.4 million for the year ending December 31, 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (Statement 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. BancShares does not expect adoption of this statement to have a material effect on its consolidated financial statements.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. BancShares does not expect adoption of this statement to have a material effect on its consolidated financial statements.

         Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

STATISTICAL INFORMATION

The following tables contain certain additional information regarding BancShares' business operations.

TABLE I.
AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

                                                                       Year ended December 31,
                                                     2001                       2000                       1999
                                           -------------------------- -------------------------- ---------------------------
                                                     Interest                    Interest                   Interest
                                            Average  Income/   Yield/   Average  Income/  Yield/   Average  Income/   Yield/
                                            Balance  Expense   Rate     Balance  Expense   Rate    Balance  Expense    Rate
                                           --------- --------  ------  --------  -------- ------   -------  --------  -------
                                                                      (Dollars in thousands, taxable-equivalent)

Assets
Interest earning assets:
    Loans /(1)//(2)/.................    $   637,682  $56,167  8.81 % $  587,468  $56,561  9.63 % $  493,023  $45,412   9.21 %
      Taxable investment
         securities..................        133,118    6,787  5.10      149,375    8,569  5.74      131,509    7,168   5.45
    Non taxable investment
       Securities/(2)/...............         --        --      --         1,322       84  6.35          137        8   5.84
    Overnight funds sold.............         46,378    1,673  3.61       13,138      834  6.35       35,189    1,764   5.01
    Other investments................         13,269      300  2.26        9,382      294  3.13       10,003      306   3.06
    Interest bearing deposits
       in other banks................         34,125    1,316  3.86       13,737      851  6.19       16,696      872   5.22
                                           --------- --------  ----     -------- -------- -----    --------- --------  -----
Total interest earning assets            $   864,572  $66,243  7.66 % $  774,422  $67,193  8.68 % $  686,557  $55,530   8.09 %
                                           --------- --------  ----     -------- -------- -----    --------- --------  -----
Noninterest earning assets:

    Cash and due from banks..........        33,600                      29,928                      24,948
    Premises and equipment...........        35,012                      34,629                      28,454

    Other assets.....................        24,643                      20,386                      18,266

    Reserve for loan losses..........        (8,669)                     (6,072)                     (4,939)
                                           ---------                    --------                   ---------
Total assets                             $   949,158                  $  853,293                  $  753,286
                                           ---------                    --------                   ---------
Liabilities & Shareholders' Equity

Interest bearing liabilities:
    Demand deposits..................    $   105,342  $   750  0.71 % $  102,117  $ 1,594  1.56 % $   97,987   $1,475   1.51 %
    Savings deposits.................        172,220    4,157  2.41      158,504    5,682  3.58      137,276    4,050   2.95
    Time deposits....................        405,625   21,942  5.41      357,997   20,223  5.65      318,608   15,960   5.01
    Short-term borrowings/(3)/.......         25,474      710  2.79       22,597    1,019  4.51       18,201      664   3.65
    Long-term borrowings.............         23,000    1,955  8.50       23,000    1,955  8.50       12,603    1,064   8.44

Total interest bearing                     --------- --------  ----     -------- -------- -----    --------- --------  -----
    liabilities......................    $   731,661  $29,514  4.03 % $  664,215  $30,473  4.59 % $  584,675  $23,213   3.97 %
                                           --------- --------  ----     -------- -------- -----    --------- --------  -----
Noninterest bearing liabilities:
    Demand deposits..................        125,039                     107,508                      93,695
    Other liabilities................         10,195                       7,993                       8,112

Shareholders' equity.................         82,263                      73,577                      66,804
                                           ---------                    --------                   ---------
Total liabilities and shareholders'
   equity............................    $   949,158                  $  853,293                  $  753,286
                                           ---------                    --------                   ---------
Interest rate spread /(4)/...........                          3.63 %                      4.09 %                       4.12 %
                                                               ----                       -----                        -----
Net interest income and net
    interest margin /(5)/............                 $36,729  4.25 %             $36,720  4.74 %             $32,317   4.71 %
                                                     --------  ----              -------- -----              --------  -----

/(1)/ Average balances include non-accrual loans.

/(2)/ The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% tax rate for 2001 and 2000 and 34% tax rate for 1999. The taxable equivalent adjustment was approximately $87,000, $145,000, and $151,000 for the years 2001, 2000 and
      1999, respectively.
/(3)/ See Table X.
/(4)/ Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
/(5)/ Net interest margin is net interest income divided by average earning assets.

TABLE II.
AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

                                                                    2001                               2000
                                                      ----------------------------------- ---------------------------------
                                                            Change from previous               Change from previous
                                                                year due to:                       year due to:
                                                      ----------------------------------- -----------------------------------
                                                                     Yield/     Total                  Yield/       Total
                                                        Volume        Rate      Change     Volume       Rate        Change
                                                      ----------  ----------  ----------- ---------  -----------  -----------
                                                                               (Dollars in thousands)

Interest earning assets:
   Loans.........................................      $  4,628    $ (5,022)   $   (394)   $  9,054    $  2,095    $   11,149
   Taxable investment securities.................         (881)        (901)     (1,782)        999         402         1,401

   Non taxable investment                                  (42)         (42)        (84)         74           2            76
   securities....................................
   Overnight funds sold..........................         1,654        (815)         839    (1,252)         322         (930)

   Other investments.............................            66         (60)           6        (3)         (9)          (12)

   Interest bearing balances in other

     banks.......................................         1,026        (561)         465      (169)         148          (21)
                                                      ----------  ----------  ----------- ---------  -----------  -----------
Total interest earning assets....................      $  6,451    $ (7,401)   $   (950)   $  8,703    $  2,960    $   11,663
                                                      ----------  ----------  ----------- ---------  -----------  -----------

Interest bearing liabilities:
   Demand deposits...............................          (82)        (762)       (844)         25          94           119

   Savings deposits..............................           485      (2,010)     (1,525)        809         823         1,632

   Time deposits.................................         2,634        (915)       1,719      2,099       2,164         4,263

   Short-term borrowings.........................           104        (413)       (309)        173         182           355

   Long-term borrowings..........................             -            -           -        881          10           891
                                                      ----------  ----------  ----------- ---------  -----------  -----------
Total interest bearing liabilities...............      $  3,141    $ (4,100)   $   (959)   $  3,987    $  3,273    $    7,260
                                                      ----------  ----------  ----------- ---------  -----------  -----------
Change in net interest income....................      $  3,310    $ (3,301)   $       9   $  4,716    $  (313)    $    4,403
                                                      ==========  ==========  =========== =========  ===========  ===========

----------
         Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable equivalent basis assuming a blended statutory income tax rate of 36.5% for 2001 and 2000 and 34% for 1999. The taxable equivalent adjustment was approximately $87,000, $145,000, and $151,000 for the years 2001, 2000 and 1999, respectively. The variance due to rate and volume is allocated equally between the changes in volume and rate.

TABLE III. INVESTMENT PORTFOLIO

         The following table sets forth the carrying amount of investment securities:

                                                                     December 31,
                                                                     ------------
                                                            2001         2000          1999
                                                            ----         ----          ----
                                                                (Dollars in thousands)

U.S. Treasury and U.S. Government agencies........       $  125,446    $  142,905    $  133,006
States and political subdivisions.................                                        2,000
Marketable equity securities......................           11,596         8,799         7,749
                                                            -------       -------       -------
         Total....................................       $  137,042    $  151,704    $  142,755
                                                            =======       =======       =======

         The following table sets forth the maturities of investment securities at December 31, 2001 and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis).

                                                                               Maturing After One
                                                       Within One Year        But Within Five Years      After Ten Years
                                                     -------------------------------------------------------------------
                                                     Amount      Yield       Amount         Yield        Amount     Yield
                                                     --------------------------------------------------------------------
                                                                              (Dollars in thousands)

U.S. Treasury and U.S. Government agencies /(1)/     $110,394   4.50%        $15,045       4.72%        $     8    10.91%

Other /(1)/.....................................        3,634   3.80%           -            -             -         -
                                                     --------   -----        -------       -----        -------    ------

         Total..................................     $114,028   4.48%        $15,045       4.72%        $     8    10.91%
                                                     ========   =====        =======       =====        =======    ======

/(1)/The "Within One Year" column of the "Other" category includes marketable equity securities held by BancShares. Accordingly, the yield on these securities represents anticipated dividend income rather than interest income.

TABLE IV. LOAN PORTFOLIO

                    ANALYSIS OF LOANS BY TYPE AND MATURITY

         The table below classifies loans by major category:

                                                                          December 31,
                                                                          ------------
                                                   2001           2000        1999         1998         1997
                                                   ---------------------------------------------------------
                                                                     (Dollars in thousands)

Real estate:
       Construction and land development.........  $ 109,452   $ 100,727   $  79,576   $  51,499   $  33,851
       Mortgage:
          One to four family residential.........    164,748     150,164     141,937     134,681     141,301
          Commercial.............................    140,637      89,657      74,320      65,339      57,222

          Equity lines of credit.......     81,996      80,766      75,015      62,205      44,915
          Farmland.....................      6,176       4,950       5,502       4,983       4,579
Commercial and industrial..............    121,621     139,599     124,858      79,724      41,851
Consumer...............................     35,142      39,124      37,675      33,849      28,630
Agricultural...........................      4,560       4,697       3,957       4,523       3,335
Other..................................      4,652       5,133       8,308       2,405       2,566
                                           -------    --------    --------    --------    --------
          Total........................   $668,984    $614,817    $551,148    $439,208    $358,250
Less allowance for loan losses.........    (9,312)     (7,298)     (5,142)     (4,601)     (4,145)
                                          --------    --------    --------    --------    --------
          Net loans....................   $659,672    $607,519    $546,006    $434,607    $354,105
                                          ========    ========    ========    ========    ========

         The following table identifies the maturities of all loans as of December 31, 2001, and addresses the sensitivity of these loans to changes in interest rates.

                                LOAN SENSITIVITY

                                                                        December 31, 2001
                                                                        -----------------
                                                             Within   One to Five   After five
                                                            One Year     Years         Years         Total
                                                            ----------------------------------------------
                                                                        (Dollars in thousands)

Real estate - construction and land development.....    $  109,452    $       -    $       -    $    109,452

Commercial and industrial...........................        49,611        52,360        19,650       121,621
Other...............................................       113,827       235,649        88,435       437,911
                                                           -------       -------       -------       -------
                                                        $  272,890    $  288,009   $   108,085  $    668,984
                                                           =======       =======       =======       =======
Loans maturing after one year with:
          Fixed interest rates......................                  $  216,103   $    17,066  $    233,169
          Floating or adjustable rates..............                      71,906        91,019       162,925
                                                                         -------       -------       -------
                                                                      $  288,009   $   108,085  $    396,094
                                                                         =======       =======       =======

                             NONPERFORMING ASSETS

         The following analysis identifies other real estate owned and loans that were either on non-accrual, past-due or restructured:

                                                  2001          2000         1999          1998         1997
                                               ------------   ----------   ----------   -----------   ---------

Non accrual loans.........................    $     --       $    --      $    --       $    --      $    --

Restructured loans........................          --            --           --            --           --
                                               ------------   ----------   ----------   -----------   ---------
    Total nonperforming loans.............          --            --           --            --           --

Other real estate.........................          15            75          117           111           57
                                               ------------   ----------   ----------   -----------   ---------
    Total nonperforming assets............    $     15       $    75      $   117       $   111      $    57
                                               ============   ==========   ==========   ===========   =========

Accruing loans 90 days or more                $     --       $    --      $    --       $    --      $    85

    past due..............................

Loans at December 31......................    $   668,984    $  614,817   $  551,148    $ 439,208    $ 358,250

Ratio of nonperforming assets to total

    loans plus other real estate..........          0.00%         0.01%        0.02%        0.03%        0.02%

Interest income that would have been

    earned on nonperforming loans

    had they been performing..............    $     --       $    --      $    --       $    --      $    --

Interest income earned on nonperforming

     loans................................    $     --       $    --      $    --       $   --       $    --

TABLE V. SUMMARY OF LOAN LOSS EXPERIENCE

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The table presented below summarizes activity in the allowance for loan losses for each of the years in the five year period ended December 31, 2001:

                                                                                        December 31,
                                                                ----------------------------------------------------------
                                                                     2001      2000         1999       1998      1997
                                                                ----------------------------------------------------------
                                                                                    (Dollars in thousands)

Allowance for loan losses -beginning of year...............         $7,298    $5,142       $4,601     $4,145    $4,139

Charge-offs:

 Commercial and industrial.................................            411       442          430         96       196

 Real estate:

  Construction and land development........................             --        --           --         --        --

  Mortgage:

      One to four family...................................          1,015       581          994      1,192       273

      Commercial...........................................            230        --           --         --        --

      Equity lines of credit...............................             --        --           --         --        --

      Farmland.............................................             --       301            4         --        --

 Consumer..................................................            361       165          206        253       379
                                                                ---------- ---------   ----------  --------- ---------
Total charge-offs..........................................          2,017     1,489        1,634      1,541       848
                                                                ---------- ---------   ----------  --------- ---------
Recoveries:

 Commercial and industrial.................................            146       178          208         36        63

 Real estate:

  Construction and land development........................             47        --           --         --        --

  Mortgage:

      One to four family...................................            121       692          291      1,193       308

      Commercial...........................................            487        --           --         --        --

      Equity lines of credit...............................             --        --           --         --        --

      Farmland.............................................             --        96            4         --        --

 Consumer..................................................            230        54          192        138       123
                                                                ---------- ---------   ----------  --------- ---------
Total recoveries...........................................          1,031     1,020          695      1,367       494
                                                                ---------- ---------   ----------  --------- ---------
Net charge-offs............................................            986       469          939        174       354

Provision for loan losses..................................          3,000     2,625        1,200        630       360

Addition due to acquired branches..........................             --        --          280         --        --
                                                                ---------- ---------   ----------  --------- ---------
Allowance for loan losses - end of year....................         $9,312    $7,298       $5,142     $4,601    $4,145
                                                                ========== =========   ==========  ========= =========
Average loans outstanding during the year..................       $637,682  $587,468     $493,023   $390,162  $349,526
                                                                ========== =========   ==========  ========= =========
Ratio of net charge-offs to average loans

 outstanding...............................................           0.15 %    0.08 %       0.19 %     0.04 %    0.10 %
                                                                ========== =========   ==========  ========= =========

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:

                                                                 December 31,

                          ----------------------------------------- -------------------------------------------------------------
                                    2001                   2000                       1999                     1998
                          ----------------------------------------- -------------------------------------------------------------
                                      % of loans             % of loans                 % of loans                % of loans

                                       in each                 in each                    in each                   in each

                                       category                category                   category                  category

                           Amount   to total loans   Amount   to total loans   Amount   to total loans   Amount   to total loans
                          --------  --------------- --------  --------------- --------  --------------- --------  ---------------
                                                                  (Dollars in thousands)

 (Real estate:

   Construction and

     land development.....   $ 328       16     %    $ 201          16     %    $ 159         14     %   $  154        12     %

   Mortgage:

     One to four family

      residential.........     827       26            660          24            286         26            456        31

     Commercial...........   1,134       21            998          16            166         14            328        15

     Equity lines of

      credit..............     369       12            162          13            150         14            187        14

Commercial, industrial and

   agricultural...........   4,424       19          3,217          24          2,712         23          2,132        19

Consumer..................   2,039        5          1,329           6            851          7            911         8

Other.....................     140        1            141           1            228          2             72         1

Unallocated...............      51        -            590           -            590          -            361         -

                          --------  -----------    -------    ------------    -------   ------------    -------   ------------
   Total..................  $9,312      100     %   $7,298         100     %   $5,142        100     %   $4,601       100      %
                          ========  ===========    =======    ============    =======   ============    =======   ============
                          -------------------------
                                  1997
                          -------------------------
                                    % of loans

                                      in each

                                      category

                           Amount   to total loans
                          --------  ---------------

 (Real estate:

   Construction and

     land development..... $  102         10      %

   Mortgage:

     One to four family

      residential.........    617         39

     Commercial...........    620         16

     Equity lines of

      credit..............    135         13

Commercial, industrial and

   agricultural...........  1,227         12

Consumer..................    958          8

Other.....................     77          2

Unallocated...............    409          -

                          --------  -------------
   Total..................  $4,145        100     %
                          ========  =============

TABLE VI. DEPOSITS

         The average monthly volume of deposits and the average rates paid on such deposits are presented below:

                                              2001                             2000                             1999
                                  ----------------------------     -----------------------------     -----------------------
                                        Average       Average            Average        Average         Average    Average

                                        Balance        Rates             Balance         Rates          Balance     Rates
                                  ----------------------------     -----------------------------     -----------------------
                                                                      (Dollars in thousands)

Noninterest bearing demand.....    $    125,039          --    %   $     107,508          --    %   $    93,695       --     %

Interest bearing demand........         105,342        0.71              102,117         1.56            97,987      1.51

Savings........................         172,220        2.41              158,504         3.58           137,276      2.95

Time deposits..................         405,625        5.41              357,997         5.65           318,608      5.01
                                  --------------------             ---------------------             --------------
           Total deposits......    $    808,226                    $     726,126                    $   647,566
                                  ====================             =====================             ==============

         Maturities of time certificates of deposit of $100,000 or more at December 31, 2001 are summarized as follows (dollars in thousands):

Maturity category:

Three months or less..........................................  $       32,830

Over three months through six months..........................          44,516

Over six months through twelve months.........................          15,784

Over one year.................................................           3,782
                                                                 -------------
                                                                $       96,912
                                                                 =============

TABLE VII. RETURN ON EQUITY AND ASSETS

         The following table presents certain ratios of BancShares:

                                                                             Year ended December 31,
                                                                   2001                  2000             1999
                                                          ----------------------------------------------------
Return on average assets................................           0.78    %             0.95   %         1.01  %

Return on average shareholders' equity..................           8.99                 11.01            11.43

Dividend payout ratio...................................          12.13                 11.11            11.85

Average shareholders' equity to average total assets....           8.67                  8.62             8.87

TABLE VIII. CAPITAL ADEQUACY

         The following table presents certain calculations of BancShares' capital and related ratios:

                                                   Year ended December 31,
                                                  2001        2000      1999
                                              --------------------------------
                                                    (Dollars in thousands)
Total shareholders' equity................     $ 85,030    $ 77,513    $ 69,895
Leverage capital..........................       85,902      84,047      75,601
Tier I capital............................       85,902      84,047      75,601
Total capital.............................       98,245      94,114      83,665

Leverage capital ratio /(1)/..............       8.99 %      9.72 %      9.12 %
Tier I capital ratio......................      12.27       11.87       12.06
Total capital ratio /(2)/.................      14.03       13.29       13.34

----------
/(1)/Bank holding companies operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Bank holding companies not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.
/(2)/The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, capital trust certificates, less certain intangibles.

TABLE IX. INTEREST RATE SENSITIVITY ANALYSIS

                                                                  December 31, 2001
                             --------------------------------------------------------------------------------------------
                                1-30        31-90        91-180       181-365         Total        Total
                                Days         Days         Days          Days        One-Year       Non-
                              Sensitive   Sensitive     Sensitive    Sensitive      Sensitive    sensitive       Total
                             ------------ -----------  ------------  -----------    -----------  ----------    ----------
                                                               (Dollars in thousands)

Assets:

Loans...................... $   318,063   $  35,340    $   17,580    $  35,159      $  406,142   $  262,842    $ 668,984

Investment securities......      35,047      10,001        45,010       20,336         110,394       26,648      137,042

Overnight funds sold.......      51,200        --            --           --            51,200         --         51,200

Other......................        --          --            --           --             --           2,309        2,309

Interest bearing deposits

   in other banks..........      28,463        --            --           --            28,463         --         28,463
                             ------------  ----------   -----------   ----------     ----------   ---------     ---------
   Total interest earning

       assets.............. $   432,773   $  45,341    $   62,590    $  55,495      $  596,199   $  291,799    $ 887,998
                             ============  ==========   ===========   ==========     ==========   =========     =========

Liabilities:

Savings and checking

   with interest........... $      --     $    --      $     --      $    --        $    --      $  173,685    $ 173,685

Money market saving........     120,534        --            --           --           120,534         --        120,534

Time deposits..............      58,844      73,051       106,377       86,209         324,481       81,770      406,251

Short-term borrowings......      27,073        --            --           --            27,073         --         27,073

Long-term borrowings.......        --          --            --           --             --          23,000       23,000
                             ------------  ----------   -----------   ----------     ----------   ---------     ---------
   Total interest bearing

      liabilities.......... $   206,451   $  73,051    $  106,377    $  86,209      $  472,088   $  278,455    $ 750,543
                             ============  ==========   ===========   ==========     ==========   =========     =========

Interest sensitivity gap... $   226,322   $ (27,710)   $  (43,787)   $ (30,714)     $  124,111   $   13,344    $ 137,455
                             ============  ==========   ===========   ==========     ==========   =========     =========

Cumulative interest

  sensitivity gap.......... $   226,322   $ 198,612    $  154,825    $ 124,111      $  124,111   $  137,455    $ 137,455

Cumulative interest

  sensitivity gap to total

  interest earning assets..         25.49%      22.37%        17.44%       13.98  %       13.98%       15.48%        15.48%

         Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

TABLE X. SHORT-TERM BORROWINGS

                                                     2001               2000                 1999              1998
                                                ----------------   ----------------   ------------------  ----------------
                                                 Amount   Rate      Amount   Rate       Amount   Rate      Amount    Rate
                                                -------  -------   -------  -------   --------  -------   --------  -------
                                                                          (Dollars in thousands)

Federal funds purchased:
   At December 31........................      $    --     --  % $   --       --  %       --      --  %      --       --   %
   Average during year...................           --     --        41       3.01  $     45     5.28   $    --       --
   Maximum month end balance during year.           --               --                   --                 --

Repurchase agreements:
   At December 31........................      $ 23,461   2.91 % $  23,066    4.50% $   19,753   4.52 % $  11,467     3.21 %
   Average during year...................        23,193   2.74      20,430    4.34      16,079   3.50       8,251     3.87
   Maximum month end balance during year.        25,078             23,205              23,145             11,467

US Treasury tax and loan accounts:
   At December 31........................      $  3,612   1.40 % $   3,576    5.72% $    3,220   3.66 % $     150     4.11 %
   Average during year...................         2,281   3.33       2,126    6.15       2,078   4.79       1,661     5.55
   Maximum month end balance during year.         3,612              3,614               4,396              3,591

TABLE XI. SELECTED QUARTERLY DATA


                                                        2001                                      2000
                                        Fourth      Third    Second      First           Fourth      Third     Second
First
----------------------------------------------------------------------------------------------------------------------

                                                            (Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS

Interest income...................     $15,341    $16,375   $16,957    $17,483   $17,748   $17,039   $16,536   $15,724
Interest expense..................       6,175      7,265     7,848      8,226     8,304     7,873     7,339     6,958
----------------------------------------------------------------------------------------------------------------------
Net interest income...............       9,166      9,110     9,109      9,257     9,444     9,166     9,197     8,766
Provision for loan losses.........         750        750       750        750       750       750       750       375
----------------------------------------------------------------------------------------------------------------------
Net income after provision for
    loan losses...................       8,416      8,360     8,359      8,507     8,694     8,416     8,447     8,391
Noninterest income................       2,531      2,511     2,445      2,463     1,905     1,970     1,888     1,403
Noninterest expense...............       8,027      7,794     8,087      8,009     7,376     7,332     7,015     6,673
----------------------------------------------------------------------------------------------------------------------
Net income before income taxes....       2,920      3,077     2,717      2,961     3,223     3,054     3,320     3,121
Income taxes......................       1,074      1,130       993      1,081     1,167     1,110     1,211     1,129
----------------------------------------------------------------------------------------------------------------------
Net income........................     $ 1,846    $ 1,947   $ 1,724    $ 1,880   $ 2,056   $ 1,944   $ 2,109   $ 1,992
======================================================================================================================
PER SHARE INFORMATION
Net income per shares.............     $ 65.88    $ 69.45   $ 61.42    $ 66.96   $ 73.24   $ 69.14   $ 74.88   $ 70.71
Cash dividends declared...........        8.00       8.00      8.00       8.00      8.00      8.00      8.00      8.00

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fidelity BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity BancShares (N.C.), Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity BancShares (N.C.), Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                                 KPMG LLP

Raleigh, North Carolina
March 8, 2002

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2001 and 2000

                            Assets                                    2001         2000
                                                                 ------------- ------------
Cash and due from banks                                         $  46,517,398   35,657,872
Interest bearing deposits in other banks                           28,462,716   27,178,095
Overnight funds sold                                               51,200,000   28,850,000
                                                                 ------------- ------------
               Total cash and cash equivalents                    126,180,114   91,685,967

Investment securities ($28,510,945 in 2001 and $28,489,130
   in 2000 pledged for repurchase agreements):
      Held to maturity (estimated fair value of $126,502,713
         in 2001 and $142,796,950 in 2000)                        125,446,167  142,904,792
      Available for sale (cost of $3,633,777 in 2001 and
         $2,644,600 in 2000 )                                      11,595,935    8,799,080
                                                                 ------------- ------------
               Total investment securities                        137,042,102  151,703,872

Loans                                                             668,984,155  614,817,472
Allowance for loan losses                                          (9,312,384)  (7,297,833)
                                                                 ------------- ------------
               Loans, net                                         659,671,771  607,519,639

Federal Home Loan Bank of Atlanta stock, at cost                    2,309,400    2,169,700
Premises and equipment, net                                        35,575,442   34,749,653
Accrued interest receivable                                         5,453,035    5,961,767
Intangible assets                                                  17,311,024   12,777,041
Other assets                                                        1,176,004    1,102,807
                                                                 ------------- ------------
               Total assets                                     $ 984,718,892  907,670,446
                                                                 ============= ============
                 Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing demand deposits                            140,965,066  110,191,311
   Savings and interest-bearing demand deposits                   294,219,134  288,374,723
   Time deposits                                                  406,251,104  373,953,911
                                                                 ------------- ------------
               Total deposits                                     841,435,304  772,519,945

Short-term borrowings                                              27,072,692   26,641,586
Long-term borrowings                                               23,000,000   23,000,000
Accrued interest payable                                            6,257,923    6,306,181
Other liabilities                                                   1,922,588    1,689,965
                                                                 ------------- ------------
               Total liabilities                                  899,688,507  830,157,677
                                                                 ------------- ------------
Shareholders' equity:
   Common stock ($25 par value; 29,200 shares authorized;
      28,026 and 28,070 shares issued and outstanding in 2001
      and 2000, respectively)                                         700,650      701,750
   Surplus                                                          6,166,681    6,176,362
   Accumulated other comprehensive income                           4,817,106    3,688,615
   Retained earnings                                               73,345,948   66,946,042
                                                                 ------------- ------------
               Total shareholders' equity                          85,030,385   77,512,769
                                                                 ------------- ------------
               Total liabilities and shareholders' equity       $ 984,718,892  907,670,446
                                                                 ============= ============

See accompanying notes to consolidated financial statements.

               FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                 Years ended December 31, 2001, 2000 and 1999

                                                            2001          2000          1999
                                                       -------------  ------------  ------------
Interest income:
   Interest and fees on loans                         $  56,080,065    56,448,614    45,264,188
   Interest and dividends on investment securities:
      Non taxable interest income                               --         50,588         5,080
      Taxable interest                                    8,102,521     9,420,583     8,039,638
      Dividend income                                       300,291       293,792       305,726
   Interest on overnight funds sold                       1,672,926       833,781     1,764,036
                                                       -------------  ------------  ------------
               Total interest income                     66,155,803    67,047,358    55,378,668
                                                       -------------  ------------  ------------

Interest expense:
   Deposits                                              26,848,493    27,499,766    21,484,771
   Short-term borrowings                                    710,484     1,019,244       664,136
   Long-term borrowings                                   1,955,000     1,955,000     1,064,389
                                                       -------------  ------------  ------------
               Total interest expense                    29,513,977    30,474,010    23,213,296
                                                       -------------  ------------  ------------
               Net interest income                       36,641,826    36,573,348    32,165,372

Provision for loan losses                                 3,000,000     2,625,000     1,200,000
                                                       -------------  ------------  ------------
               Net interest income after provision for
                  loan losses                            33,641,826    33,948,348    30,965,372
                                                       -------------  ------------  ------------
Noninterest income:
   Service charges on deposit accounts                    6,171,758     4,202,024     2,999,046
   Other service charges and fees                         3,191,263     2,478,240     2,091,139
   Other income                                             100,621       485,743        92,966
   Gain on exchange of marketable equity securities         458,395           --            --
   Gain on sale of marketable equity securities              27,746           --            --
                                                       -------------  ------------  ------------
               Total noninterest income                   9,949,783     7,166,007     5,183,151
                                                       -------------  ------------  ------------
Noninterest expenses:
   Salaries and employee benefits                        16,749,395    15,245,959    12,556,789
   Occupancy and equipment                                4,958,703     4,767,258     4,405,599
   Data processing                                        2,978,869     2,549,314     1,924,771
   Amortization of intangibles                            1,488,690     1,121,078       924,312
   Other expense                                          5,270,257     4,712,929     4,232,231
   Impairment loss on fixed assets                          470,740           --            --
                                                       -------------  ------------  ------------
                Total noninterest expense                31,916,654    28,396,538    24,043,702
                                                       -------------  ------------  ------------
                Net income before income taxes           11,674,955    12,717,817    12,104,821

Income tax expense                                        4,278,278     4,616,567     4,468,172
                                                       -------------  ------------  ------------
                Net income                            $   7,396,677     8,101,250     7,636,649
                                                       =============  ============  ============

Per share information:

   Net income                                         $      263.71        287.97        270.05

   Cash dividends declared                            $       32.00         32.00         32.00

   Weighted average shares outstanding                       28,049        28,132        28,279

See accompanying notes to consolidated financial statements.

              FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                    Income

                 Years ended December 31, 2001, 2000 and 1999

                                                                                    Accumulated
                                                     Common stock                      other
                                                   ------------------              comprehensive    Retained     Comprehensive
                                                    Shares    Amount      Surplus      income       earnings         income
                                                   --------  --------   ----------- -----------  -------------  ---------------
Balance December 31, 1998                           28,410  $ 710,250    6,251,174    4,186,818    53,659,934           --
   Net income for 1999                                 --         --           --         --        7,636,649         7,636,649
   Cash dividends ($32.00 per share)                   --         --           --         --         (905,280)          --
   Purchase and retirement of common stock            (240)    (6,000)     (52,808)       --         (421,191)          --
   Unrealized loss on securities available for sale,
      net of deferred taxes of $693,901                --         --           --    (1,164,847)          --         (1,164,847)
                                                   --------  --------   ----------- ------------ -------------  ----------------
   Comprehensive income                                                                                        $      6,471,802
                                                                                                                ================
Balance December 31, 1999                           28,170    704,250    6,198,366    3,021,971    59,970,112
                                                   --------  --------   ----------- ------------ -------------
   Net income for 2000                                 --         --           --         --        8,101,250         8,101,250
   Cash dividends ($32.00 per share)                   --         --           --         --         (899,824)          --
   Purchase and retirement of common stock            (100)    (2,500)     (22,004)       --         (225,496)          --
   Unrealized gain on securities, available for
      sale, net of deferred taxes of $383,184          --         --           --       666,644           --            666,644
                                                   --------  --------   ----------- ------------ -------------  ----------------
   Comprehensive income                                                                                        $      8,767,894
                                                                                                                ================
Balance December 31, 2000                           28,070    701,750    6,176,362    3,688,615    66,946,042
                                                   --------  --------   ----------- ------------ -------------
   Net income for 2001                                 --         --           --         --        7,396,677         7,396,677
   Cash dividends ($32.00 per share)                   --         --           --         --         (897,552)          --
   Purchase and retirement of common stock             (44)    (1,100)      (9,681)       --          (99,219)          --
   Unrealized gain on securities, available for
      sale, net of deferred taxes of $679,187          --         --           --     1,128,491           --          1,128,491
                                                   --------  --------   ----------- ------------ -------------  ----------------
   Comprehensive income                                                                                        $      8,525,168
                                                                                                                 ===============
Balance December 31, 2001                           28,026  $ 700,650    6,166,681    4,817,106    73,345,948
                                                   ========  ========   =========== ============ =============
                                                      Total
                                                   shareholders'
                                                     equity
                                                   -------------
Balance December 31, 1998                           64,808,176
   Net income for 1999                               7,636,649
   Cash dividends ($32.00 per share)                  (905,280)
   Purchase and retirement of common stock            (479,999)
   Unrealized loss on securities available for sale
      net of deferred taxes of $693,901             (1,164,847)
                                                    ------------
   Comprehensive income

Balance December 31, 1999                           69,894,699
                                                    ------------
   Net income for 2000                               8,101,250
   Cash dividends ($32.00 per share)                  (899,824)
   Purchase and retirement of common stock            (250,000)
   Unrealized gain on securities, available for
      sale, net of deferred taxes of $383,184          666,644
                                                    ------------
   Comprehensive income

Balance December 31, 2000                           77,512,769
                                                    ------------
   Net income for 2001                               7,396,677
   Cash dividends ($32.00 per share)                  (897,552)
   Purchase and retirement of common stock            (110,000)
   Unrealized gain on securities, available for
      sale, net of deferred taxes of $679,187        1,128,491
                                                    ------------
   Comprehensive income

Balance December 31, 2001                           85,030,385
                                                    ===========

See accompanying notes to consolidated financial statements.

                        FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows

                            Years ended December 31, 2001, 2000 and 1999


                                                                           2001          2000           1999
                                                                       --------------  ------------  --------------
Cash flows from operating activities:
  Net income                                                           $   7,396,677     8,101,250      7,636,649
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                       4,075,445     3,658,864      3,216,484
       Amortization (accretion) on investment securities                     133,119      (246,358)       132,266
       Loss (gain) on disposition or abandonment of premises
         and equipment                                                           661       (16,260)         1,637
       Impairment loss on premises and equipment                             470,740           --             --
       Provision for loan losses                                           3,000,000     2,625,000      1,200,000
       Origination of loans held for sale                                 (5,972,250)   (3,508,450)   (12,818,050)
       Proceeds from sales of loans held for sale                          6,004,882     3,555,810     12,860,521
       Gain on sales of loans held for sale                                  (32,632)      (47,360)       (42,471)
       Gain on exchange of marketable equity securities                     (458,395)          --             --
       Gain on sale of marketable equity securities                          (27,746)          --             --
       Proceeds from sales of other real estate owned                        443,519           --             --
       Loss on other real estate                                              31,481       138,235            --
       Deferred income taxes                                              (1,153,726)   (1,015,704)      (581,537)
       Decrease (increase) in accrued interest receivable                    508,732    (1,137,500)    (1,172,612)
       Decrease (increase) in other assets, net                            1,020,529       748,045     (1,052,154)
       Decrease in other liabilities, net                                   (446,564)     (154,486)      (186,536)
       (Decrease) increase in accrued interest payable                       (48,258)    1,576,396        606,321
                                                                       --------------  ------------  --------------
            Net cash provided by operating activities                     14,946,214    14,277,482      9,800,518
                                                                       --------------  ------------  --------------
Cash flows from investing activities:
  Purchase of securities held to maturity                               (130,675,124)  (39,653,069)  (104,996,900)
  Purchase of securities available for sale                               (1,000,000)         --             --
  Proceeds from sale of securities available for sale                        496,964          --             --
  Proceeds from maturities and issuer calls of
    securities held to maturity                                          148,000,630    32,001,079     60,004,666
  Purchase of FHLB of Atlanta stock                                         (139,700)     (110,400)      (196,898)
  Net increase in loans                                                  (51,690,926)  (64,276,382)   (84,841,466)
  Purchases of premises and equipment                                     (2,991,518)   (4,436,232)    (9,171,037)
  Proceeds from sales of premises and equipment                                  --            --           2,000
  Net cash received on purchases of branches                              38,694,109           --      66,305,756
                                                                       --------------  ------------  ---------------
             Net cash provided (used) by investing activities                694,435   (76,475,004)   (72,893,879)
                                                                       --------------  ------------  ---------------
Cash flows from financing activities:
  Net increase in deposits                                                19,429,944    56,506,319      6,794,010
  Net increase in short-term borrowings                                      431,106     3,669,035     11,355,207
  Issuance of long-term borrowings                                               --            --      23,000,000
  Cash dividends paid                                                       (897,552)     (899,824)      (905,280)
  Purchase and retirement of common stock                                   (110,000)     (250,000)      (479,999)
                                                                       --------------  ------------  ---------------
             Net cash provided by financing activities                    18,853,498    59,025,530     39,763,938
                                                                       --------------  ------------  ---------------
             Net increase (decrease) in cash and cash equivalents         34,494,147    (3,171,992)   (23,329,423)

Cash and cash equivalents at beginning of year                            91,685,967    94,857,959    118,187,382
                                                                       --------------  ------------  ---------------
Cash and cash equivalents at end of year                               $ 126,180,114    91,685,967     94,857,959
                                                                       ==============  ============  ===============
Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                               $  29,562,235    28,897,614     22,606,975
                                                                       ==============  ============  ===============
  Cash paid during the year for income taxes                           $   5,162,160     5,823,064      4,524,559
                                                                       ==============  ============  ===============
Supplemental disclosure of noncash financing and
  investing activities:
     Unrealized gains (losses) on available-for-sale
       securities, net of deferred tax effects of $679,187,
       $383,184 and ($693,901), respectively                           $   1,128,491       666,644     (1,164,847)
                                                                       ==============  ============  ===============
     Transfer of foreclosed loans to other real estate                 $     415,000       187,861        117,000
                                                                       ==============  ============  ===============

See accompanying notes to consolidated financial statements.

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

        (A)   NATURE OF OPERATIONS

              Fidelity BancShares (N.C.), Inc. (the "Company") is a bank holding company incorporated under the General Corporation Law of the State of Delaware. The principal activity of the Company is ownership of The Fidelity Bank (the "Bank"), which operates sixty-four offices primarily in central North Carolina, and FIDBANK Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware that issued $23,000,000 of 8.50% Capital Securities (the "Capital Securities") in June 1999 maturing in 2029.

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

        (D)   CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include cash on hand, amounts due from banks, and overnight funds sold. Generally, overnight funds are purchased and sold for one-day periods.

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

              Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method. Gains and losses on sales of securities, computed based on specific identification of the amortized cost of each security, are included in other income at the time of the sale. Gains or losses are also recognized on equity securities when the issuer is involved in a business combination. These transactions are recognized in the period the business combinations are consummated.

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

        (I)   MEMBERSHIP/INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

              The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). Membership provides the Company with the ability to draw $118,000,000 of advances from the FHLB, subject to a signed blanket collateral agreement. No advances were drawn by the Company in 2001 or 2000.

              As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2001 and 2000, the Company owned 23,094 and 21,697 shares of the FHLB's $100 par value capital stock, respectively. No ready market exists for such stock, which is carried at cost.

        (J)   PREMISES AND EQUIPMENT

              Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method based on the estimated useful lives of assets. Useful lives range from 5 to 31.5 years for premises and from 3 to 10 years for equipment and fixtures. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are included in income. Premises and equipment are periodically reviewed for impairment. In the event the Company determines that the carrying value of such assets are more than the undiscounted cash flows related to the operations associated with properties, the Company estimates and records an impairment loss. Such losses are measured based on the estimated fair value of the properties.

        (K)   INTANGIBLE ASSETS

              Intangible assets are composed primarily of goodwill and core deposit premiums. Amortization of goodwill and core deposit premiums is computed using the straight-line method based on the estimated useful lives of the assets (current useful lives are 15 years). The lives of the assets are estimated by management at the time the assets are acquired using information available at that time and are subject to re-evaluation as new information becomes available.

              In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement
              142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

              The Company was required to adopt the provisions of Statement 141 (as well as certain provisions of Statement 142) as of June 30, 2001 and will fully adopt Statement 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.

              Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under Statement 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

              As of December 31, 2001, the Company had intangible assets totaling $17,311,000. Management has evaluated the Company's existing intangible assets and goodwill as of January 1, 2002 and will make appropriate reclassifications in future periods in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.
              The Company has determined that upon adoption of Statement 142 on January 1, 2002, the Company had $744,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $77,000 per year. In accordance with Statement 142, the Company will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

              The remaining intangible assets, totaling $16,567,000 at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (15 years). Management periodically reviews the useful lives of these assets and would adjust them downward where appropriate. The amortization expense associated with these branches was $1,412,000, $1,044,000, and $847,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        (M)   NET INCOME PER SHARE

              Net income per share is computed based on the weighted average number of common shares outstanding during the year. The Company had no potentially dilutive securities for any of the periods presented.

       (N)    SEGMENT REPORTING

              In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement has no effect on the Company's consolidated financial statements as the Company's only operating segment is commercial banking.

       (O)    NEW ACCOUNTING STANDARDS

              In June 1998, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. The Company adopted this statement on January 1, 2001, with no material effect on its consolidated financial statements.

              In September 2000, FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 also is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. Statement No. 140 also is effective for recognition and reclassification of collateral and for disclosures relating to securization transactions and collateral in financial statements for fiscal years ended after December 15, 2000. The Company adopted the required provisions of SFAS No. 140 on April 1, 2001 and December 31, 2000, respectively. The adoption of SFAS No. 140 had no material impact on the Company's consolidated financial statements.

       (P)    RECLASSIFICATIONS

              Certain amounts in the 2000 and 1999 consolidated financial statements of the Company have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on net income or stockholders' equity of the Company

(2)    ACQUISITIONS OF BRANCHES

       On February 23, 2001, the Company purchased three branches from First Union National Bank. Assets and deposits acquired were $5,819,000 and $49,492,000, respectively. An intangible asset of approximately $6,023,000 resulted from this purchase.

       On August 22, 1999, the Company purchased seven branches from First-Citizens Bank & Trust Company ("FCB"), a related party (see note
       15). Assets and deposits acquired were $29,120,000 and $99,573,000, respectively. An intangible asset of approximately $4,427,000 resulted from this purchase.

(3)    INVESTMENT SECURITIES

       The amortized cost and estimated fair values of investment securities at December 31, 2001 and 2000 are as follows:

                                                                      2001
                                   --------------------------------------------------------------------------
                                                           Gross              Gross             Estimated
                                      Amortized          unrealized         unrealized            fair
                                         cost               gains             losses              value
                                   ----------------    ---------------    ---------------    ----------------
Available for sale:
 Marketable equity securities    $     3,633,777          7,962,158                 --          11,595,935
                                   ================    ===============    ===============    ================

Held to maturity:
  U.S. Agency                         90,399,469            950,119                 --          91,349,588
  U.S. Treasury                       35,046,698            106,427                 --          35,153,125
                                   ----------------    ---------------    ---------------    ----------------

                                 $   125,446,167          1,056,546                 --         126,502,713
                                   ================    ===============    ===============    ================

                                                                      2000
                                   --------------------------------------------------------------------------
                                                           Gross              Gross             Estimated
                                      Amortized          unrealized         unrealized            fair
                                        cost               gains              losses              value
                                   ----------------    ---------------    ---------------    ----------------

Available for sale:
 Marketable equity securities    $     2,644,600          6,154,480                 --           8,799,080
                                   ================    ===============    ===============    ================

Held to maturity:
 U.S. Agency                          92,939,755             98,656           (288,336)         92,750,075
 U.S. Treasury                        49,965,037            137,084            (55,246)         50,046,875
                                   ----------------    ---------------    ---------------    ----------------

                                 $   142,904,792            235,740           (343,582)        142,796,950
                                   ================    ===============    ===============    ================

       The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturities are as follows:

                                             Amortized             Estimated
                                               cost                fair value
                                          ----------------     ----------------

Due in one year or less:
 U.S. Treasury                          $       35,046,698           35,153,125
 U.S. Agency                                    75,347,106           75,928,125
Due after one year through five years:
 U.S. Agency                                    15,044,686           15,412,500
Due after ten years:
 U.S. Agency                                         7,677                8,963
                                          ----------------     ----------------

                                        $      125,446,167          126,502,713
                                          ================     ================

       During the first quarter of 2001, the Company recognized a securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity interest. During the second quarter of 2001, BancShares recognized a securities gain of $43,083 when the equity interest received in the business combination was sold.

       In addition, during 2001, the Company recognized gross realized losses of $15,337 from sales of other investment securities.

       There were no sales of investment securities during 2000 or 1999.

       Investment securities with an amortized cost of approximately $76,891,000 and $85,281,000 were pledged to secure public deposits at December 31, 2001 and 2000, respectively. See note 7.

(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       Major classifications of loans as of December 31, 2001 and 2000 are summarized as follows:

                                             2001                   2000
                                     -------------------    -------------------

Loans secured by real estate:
  Construction                     $      109,452,372            100,727,225
  Single-family residential               164,748,104            150,163,631
  Equity lines of credit                   81,995,522             80,765,988
  Farmland                                  6,175,707              4,950,429
  Commercial                              140,637,253             89,657,350
Commercial                                121,620,972            139,598,634
Consumer                                   35,142,333             39,123,853
Agricultural                                4,560,013              4,697,313
Other                                       4,651,879              5,133,049
                                     -------------------    -------------------

                                          668,984,155            614,817,472
Allowance for loan losses                  (9,312,384)            (7,297,833)
                                     -------------------    -------------------

                                   $      659,671,771            607,519,639
                                     ===================    ===================

       There were no loans designated as held for sale at December 31, 2001 and 2000.

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

       The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the years ended December 31, 2001 and 2000:

                                                2001               2000
                                     -------------------    -------------------
Balance at beginning of year       $        5,662,749              5,504,778
New loans                                      80,376                774,890
Principal repayments                         (780,620)              (616,919)
                                     -------------------    -------------------

Balance at end of year             $        4,962,505              5,662,749
                                     ===================    ===================

       A summary of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                         2001              2000               1999
                                                    --------------    ---------------    --------------

Balance at beginning of year                      $    7,297,833         5,141,647          4,601,000
Provision for loan losses                              3,000,000         2,625,000          1,200,000
Charge-offs                                           (2,016,848)      (1,488,940)        (1,633,754)
Recoveries                                             1,031,399         1,020,126            694,401
Allowance for loan losses on purchased loans                  --                --            280,000
                                                    --------------    ---------------    --------------

Balance at end of year                            $    9,312,384         7,297,833          5,141,647
                                                    ==============    ===============    ==============

       At December 31, 2001 and 2000, the Company had no nonaccrual loans and no accruing loans ninety days or more past due. In addition, at and during the years ended December 31, 2001 and 2000, the Company had no impaired loans. As of December 31, 2001 and 2000, the balance of other real estate acquired through foreclosure was $15,000 and $75,000, respectively.

(5)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 2001 and 2000 are as follows:

                                                      2001              2000
                                              --------------    ---------------

Land                                        $     10,905,167        10,826,463
Building and improvements                         30,033,687        28,154,397
Furniture and equipment                           10,402,712         9,358,994
                                              --------------    ---------------

                                                  51,341,566        48,339,854
Less accumulated depreciation                    (15,766,124)      (13,590,201)
                                              --------------    ---------------

Premises and equipment, net                 $     35,575,442        34,749,653
                                              ==============    ===============

       In April 2001, the Company analyzed the results of operations for two branches through the first three months taking into consideration recent economic conditions and the performance of these branches during the first quarter. The Company concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,656 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which were deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, the Company approved the closing of the two branches in the second and third quarters of 2001. The Company recorded an additional charge of $173,000 in the second quarter which is primarily related to the remaining lease payments and costs to close these branches. During the third quarter of 2001 management revised its estimate of closing costs and recorded a recovery of $7,232.

(6)    DEPOSITS

       At December 31, 2001 and 2000, time deposits of $100,000 or more amounted to approximately $96,912,000 and $80,919,000, respectively. For the years ended December 31, 2001, 2000 and 1999, interest expense on time deposits of $100,000 or more amounted to approximately $3,951,000, $4,491,000 and $3,401,000, respectively.

       Time deposit accounts as of December 31, 2001, mature in the following years and approximate amounts: 2002 - $324,481,000; 2003 - $56,732,000;
       2004 - $11,202,000; and thereafter $13,836,000.

(7)    SHORT-TERM BORROWINGS

       Short-term borrowings at December 31, 2001 and 2000 consist of the following:

                                                      2001            2000
                                                  -------------   -------------

Securities sold under agreements to repurchase  $  23,461,000      23,066,000
Treasury tax and loan deposits                      3,611,692       3,575,586
                                                  -------------   -------------

                                                $  27,072,692      26,641,586
                                                  =============   =============

       Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                    2001               2000
                                             ---------------    ---------------
Average rate during year                              2.74%             4.34%

Average balance during year                $     23,192,981        20,429,842

Maximum month-end balance during year      $     25,078,000        23,205,000

       These borrowings have maturities of less than 90 days. Securities sold under agreements to repurchase represent transactions whereby the Bank sells investment securities to certain of its commercial customers on an overnight basis and repurchases such securities the next day. At December 31, 2001, $28,510,945 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

(8)    LONG-TERM BORROWINGS

       The $23,000,000 long-term obligations at December 31, 2001 are Capital Trust Securities of the Trust which were issued during 1999. These long-term obligations, which qualify as Tier 1 Capital for the Company, bear interest at 8.50% and mature in 2029. The Company may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23,711,000 of 8.50% Junior Subordinated Debentures of the Company due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Capital Securities.

(9)    Income Taxes

       The components of income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                 2001               2000              1999
                            --------------    ---------------    --------------
Current:
 Federal                  $    4,821,406          5,012,050         4,531,557
 State                           610,598            620,221           518,152
                            --------------    ---------------    --------------

                               5,432,004          5,632,271         5,049,709
                            --------------    ---------------    --------------
Deferred:
 Federal                        (956,777)          (850,184)         (489,703)
 State                          (196,949)          (165,520)          (91,834)
                            --------------    ---------------    --------------

                              (1,153,726)        (1,015,704)         (581,537)
                            --------------    ---------------    --------------

                          $    4,278,278          4,616,567         4,468,172
                            ==============    ===============    ==============

       The reconciliation of expected income tax expense at the statutory federal rate with income tax expense for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                    2001               2000               1999
                                              --------------    ---------------    --------------

Expected income tax expense at statutory
 rate (35%)                                 $    4,086,234          4,451,236         4,236,687
Increase (decrease) in income tax expense
  resulting from:
     State taxes, net                              268,872            295,555           277,107
     Tax exempt income                             (73,861)           (14,592)           (1,494)
     Other, net                                     (2,967)          (115,632)          (44,128)
                                              --------------    ---------------    --------------

                                            $    4,278,278          4,616,567         4,468,172
                                              ==============    ===============    ==============

       The deferred tax components at December 31, 2001 and 2000 are as follows:

                                                                 2001                 2000
                                                            ---------------    -----------------

Deferred tax assets:
  Allowance for loan losses                               $    3,676,995             2,881,549
  Deferred compensation                                          405,913               382,982
  Depreciation                                                   360,235               255,485
  Pension costs                                                  209,802               105,117
  Other                                                           81,111                53,191
                                                            ---------------    -----------------

      Total gross deferred tax assets                          4,734,056             3,678,324

  Valuation allowance                                             (8,018)               (4,590)
                                                            ---------------    -----------------

      Total net deferred tax assets                            4,726,038             3,673,734
                                                            ---------------    -----------------

Deferred tax liabilities:
  Bond accretion                                                 (41,867)             (146,710)
  Amortization of intangibles                                    (30,862)              (27,441)
  Unrealized gains on available for sale securities           (3,145,052)           (2,465,865)
                                                            ---------------    -----------------

      Total gross deferred tax liabilities                    (3,217,781)           (2,640,016)
                                                            ---------------    -----------------

      Net deferred tax asset                              $    1,508,257             1,033,718
                                                            ===============    =================

       A valuation allowance for deferred tax assets of $8,018 and $4,590 was required as of December 31, 2001 and 2000, respectively. Management has determined that it is more likely than not that the net deferred tax asset can be realized.

(10)   EMPLOYEE BENEFIT PLANS

       CAPITAL ACCUMULATION PLAN

       The Company has a profit sharing 401(k) plan (the "Plan") for all full time employees with at least one year of service, which covers substantially all employees. Under the Plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code, not to exceed 16% of the participant's compensation. The Company matches 100% of such contributions for the first three percent of the participant's contributions and 50% of the next three percent. Further, the Company may make additional contributions on a discretionary basis. The Plan provides that employees' contributions are 100% vested at all times and the Company's contributions are 100% vested after five years of service. The Company incurred $373,211, $327,201 and $282,848 of expense related to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively. The majority of the Plan's assets are held by a related party as trustee. See note 15 for additional information.

Pension Plan

The Company has a noncontributory, defined benefit pension plan ("Retirement Plan") which covers substantially all full-time employees. The Company's funding policy is based on actuarially calculated amounts to fund normal pension cost and any unfunded accrued liability. The Retirement Plan utilizes the projected unit credit actuarial cost method.

The following table reconciles the beginning and ending balance of the Retirement Plan's benefit obligation, as computed by the Company's independent actuarial consultants as of December 31, 2001, 2000 and 1999:

                                                            2001             2000              1999
                                                        -----------      -----------       -----------
 Net benefit obligation at beginning of year            $ 7,789,643        6,519,278         6,655,456
 Service cost                                               357,145          303,114           264,659
 Interest cost                                              560,778          531,945           459,402
 Actuarial loss (gain)                                       38,765          687,186          (642,010)
 Gross benefits paid                                       (276,309)        (251,880)         (218,229)
                                                        -----------      -----------       -----------
 Net benefit obligation at end of year                  $ 8,470,022        7,789,643         6,519,278
                                                        ===========      ===========       ===========

The following table reconciles the beginning and ending balances of the Retirement Plan's assets as of December 31, 2001, 2000 and 1999:

                                                            2001             2000              1999
                                                        -----------      -----------       -----------
 Fair value of plan assets at beginning of year         $ 8,358,015        8,718,547         8,415,415
 Actual return (loss) on plan assets                       (158,099)        (108,652)          521,361
 Benefits paid                                             (276,309)        (251,880)         (218,229)
                                                        -----------      -----------       -----------
 Fair value of plan assets at end of year               $ 7,923,607        8,358,015         8,718,547
                                                        ===========      ===========       ===========


The following table presents information regarding the funded status of the Retirement Plan as of December 31, 2001 and 2000:

                                                         2001          2000
                                                      ---------      ---------

 Funded (unfunded) status at the end of year          $(546,415)       568,372
 Unrecognized net actuarial (gain) loss                  13,520       (790,908)
 Unrecognized prior service cost                         38,348         47,908
 Unrecognized transition asset                          (36,799)       (91,972)
                                                      ---------      ---------
 Net liability recognized at end of year              $(531,346)      (266,600)
                                                      =========      =========

       The following table presents the components of net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999:

                                   2001              2000             1999
                               -------------   ---------------   --------------

Service cost                 $     357,145           303,114          264,659
Interest cost                      560,778           531,945          459,402
Expected return on assets         (607,564)         (571,548)        (495,008)
Amortization of:
 Transition asset                  (55,173)          (55,173)         (55,173)
 Prior service cost                  9,560             9,560            9,560
 Actuarial loss                         --                --           11,219
                               -------------   ---------------   --------------

Net periodic benefit cost    $     264,746           217,898          194,659
                               =============   ===============   ==============

       Actuarial assumptions used to determine the Retirement Plan's funded status were as follows:

                                               2001         2000         1999
                                           ----------   ----------   ----------

Discount rate                                 7.00%        7.25%        7.50%
Rate of  increase in compensation levels      4.75%        4.75%        4.75%
Expected long-term rate of return on
  assets                                      8.50%        8.50%        8.50%

       The majority of the Retirement Plan's assets are held by a related party who serves as trustee. See note 15 for additional information.

       EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NON-COMPETITION AND CONSULTATION AGREEMENTS

       The Company has in place Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements (the "Agreements") covering two of its executive officers. The Agreements provide for certain benefits to be paid to the executive officers upon either their retirement (as defined in the Agreements) or their death. The Company's accrual (included in other liabilities) for these future benefits was approximately $1,028,000 and $970,000 at December 31, 2001 and 2000,
       respectively.

(11)   REGULATORY RESTRICTIONS

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

       Under regulations of the Federal Reserve, banking affiliates are required to maintain certain average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2001 and 2000 the Bank was required to maintain such balances at $14,415,000 and $12,039,000, respectively.

       The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 2001, the Bank was considered to be "well capitalized" under FDIC standards. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since December 31, 2001 that management believes have changed the category of the Bank.

       The actual capital amounts and ratios for the Company are presented in the table below (dollars in thousands):

                                                                             For
                                                                            capital
                                                                           adequacy
                                                Amount        Rate         purposes
                                             -----------   ----------   --------------
As of December 31, 2001:
------------------------
Total Capital (to Risk  Weighted Assets)   $     98,245      14.03%        ****8.00%
Tier 1 Capital (to Risk Weighted Assets)         85,902      12.27%        ****4.00%
Tier 1 Capital (to Average Assets)               85,902       8.99%        ****3.00%

As of December 31, 2000:
------------------------
Total Capital (to Risk  Weighted Assets)   $     94,114      13.29%        ****8.00%
Tier 1 Capital (to Risk Weighted Assets)         84,047      11.87%        ****4.00%
Tier 1 Capital (to Average Assets)               84,047       9.72%        ****3.00%

**** represents greater than and equal to

       The actual capital amounts and ratios for the Bank are presented in the table below (dollars in thousands):

                                                                                               To be well
                                                                                 For        capitalized under
                                                                               capital           Prompt
                                                                              adequacy         Corrective
                                                 Amount          Rate         purposes      Action provisions
                                                ----------    ----------                  --------------------
As of December 31, 2001:
------------------------
Total Capital (to Risk  Weighted Assets)      $   87,404        12.55%       ****8.00%         ****10.00%
Tier 1 Capital (to Risk Weighted Assets)          78,691        11.30%       ****4.00%          ****6.00%
Tier 1 Capital (to Average Assets)                78,691         8.27%       ****3.00%          ****5.00%

As of December 31, 2000:
------------------------
Total Capital (to Risk  Weighted Assets)      $   85,944        12.31%       ****8.00%         ****10.00%
Tier 1 Capital (to Risk Weighted Assets)          78,646        11.26%       ****4.00%          ****6.00%
Tier 1 Capital (to Average Assets)                78,646         9.17%       ****3.00%          ****5.00%

**** represents greater than and equal to

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

       As of December 31, 2001 and 2000, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                                               2001                2000
                                                                         -----------------    ----------------

Outstanding commitments to lend, unfunded loans
  and lines of credit                                                  $     221,656,178         213,329,957
                                                                         =================    ================

Standby and commercial letters of credit                               $       3,275,000           2,142,718
                                                                         =================    ================

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

       CASH AND DUE FROM BANKS, INTEREST BEARING DEPOSITS IN OTHER BANKS, AND OVERNIGHT FUNDS SOLD

       The carrying amounts of cash and due from banks, interest bearing deposits in other banks and overnight funds sold are equal to the fair value due to the liquid nature of these financial instruments.

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

       ACCRUED INTEREST RECEIVABLE AND PAYABLE

       The carrying amount of accrued interest approximates fair value due to its short-term nature.

       The following table presents information for financial assets and liabilities as of December 31, 2001 and 2000 (in thousands):

                                                          2001                                      2000
                                           --------------------------------------    -------------------------------
                                                                   Estimated                            Estimated
                                              Carrying               fair              Carrying             fair
                                                value               value                value             value
                                           ----------------    ------------------    -------------     -------------
Financial assets:
  Cash and due from banks
   and interest bearing deposits
   in other banks                        $      74,980               74,980              62,836            62,836
  Overnight funds sold                          51,200               51,200              28,850            28,850
  Investment securities
    available for sale                          11,596               11,596               8,799             8,799
  Investment securities held
    to maturity                                125,446              126,503             142,905           142,797
  Federal Home Loan Bank of
    Atlanta stock                                2,309                2,309               2,170             2,170
  Accrued interest receivable                    5,453                5,453               5,962             5,962
  Loans, net                                   659,672              661,911             607,520           606,519

Financial liabilities:
  Deposits                               $     841,435              847,349             772,520           773,721
  Short-term borrowings                         27,073               27,073              26,642            26,642
  Long-term borrowings                          23,000               23,115              23,000            19,849
  Accrued interest payable                       6,258                6,258               6,306             6,306

(14)   PARENT COMPANY FINANCIAL DATA

       The Company's principal assets are its investments in the Bank and the Trust. Condensed financial statements for the parent company as of December 31, 2001 and 2000 are as follows (in thousands):

                              CONDENSED BALANCE SHEETS                                       2001           2000
                                                                                        ------------    -------------

                                       Assets

Cash                                                                                  $      2,239    $       1,033
Investments                                                                                 11,596            8,799
Investment in subsidiaries                                                                  96,773           92,228
Other assets                                                                                 1,433            1,723
                                                                                        ------------    -------------
   Total assets                                                                       $    112,041          103,783
                                                                                        ============    =============

                           Liabilities and Shareholders' Equity

Other liabilities                                                                              154               93
Long-term borrowings                                                                        23,711           23,711
Deferred tax liability                                                                       3,146            2,466
Shareholders' equity                                                                        85,030           77,513
                                                                                        ------------    -------------
   Total liabilities and shareholders' equity                                         $    112,041    $     103,783
                                                                                        ============    =============

                    CONDENSED STATEMENTS OF INCOME                           2001          2000            1999
                                                                         ------------     ------------    -----------

Dividends from bank subsidiary                                         $      3,875    $       2,875    $       920
Other dividends                                                                 138              126            153
Gain on exchange of marketable equity securities                                458               --             --
Gain on sale of marketable equity securities                                     28               --             --
Interest expense on long-term borrowings                                    (2,015)          (2,015)        (1,097)
Miscellaneous expenses                                                        (160)            (169)          (109)
Income tax benefit                                                              527              691            353
                                                                         ------------     ------------    -----------
Income before equity in undistributed earnings
   of  subsidiaries                                                           2,851            1,508            220

Equity in undistributed earnings of  subsidiaries                             4,546            6,593          7,417
                                                                         ------------     ------------    -----------

   Net income                                                          $      7,397    $       8,101    $     7,637
                                                                         ============     ============    ===========

                    CONDENSED STATEMENTS OF CASH FLOWS                       2001              2000            1999
                                                                         ------------     -------------     -----------

Cash flows from operating activities:
 Net income                                                            $      7,397    $       8,101     $     7,637
 Equity in undistributed earnings of subsidiaries                            (4,546)          (6,593)         (7,417)
 Increase in other liabilities                                                   61              457              --
 Decrease (increase) in other assets                                            290             (617)         (1,428)
                                                                         ------------     -------------     -----------

  Net cash provided (used) by operating activities                            3,202            1,348          (1,208)
                                                                         ------------     -------------     -----------

Cash flows from investing activities:
 Capital investment in subsidiary (Trust)                                       --                --            (711)
 Capital investment in subsidiary (Bank)                                        --                --         (20,000)
 Purchase of held to maturity investments                                     (988)               --              --
                                                                         ------------     -------------     -----------

  Net cash used by investing activities                                       (988)               --         (20,711)
                                                                         ------------     -------------     -----------

Cash flows from financing activities:
 Increase in long-term borrowings                                               --                --          23,711
 Dividends paid                                                               (898)             (900)           (905)
 Purchase and retirement of common stock                                      (110)             (250)           (480)
                                                                         ------------     -------------     -----------

  Net cash (used) provided in financing activities                          (1,008)           (1,150)         22,326
                                                                         ------------     -------------     -----------

   Net increase in cash and cash equivalents                                  1,206              198             407

Cash and cash equivalents at beginning of year                                1,033              835             428
                                                                         ------------     -------------     -----------

Cash and cash equivalents at end of year                               $      2,239    $       1,033     $       835
                                                                         ============     =============     ===========

Supplemental disclosure of non-cash investing and financing
 activities:
    Unrealized gains (losses) on available for sale securities,
     net of tax effects of $679, $383 and ($694)                       $      1,128    $         667     $    (1,165)
                                                                         ============     =============     ===========

(15)   RELATED PARTIES

       The Company has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who are also significant shareholders of the Company. At December 31, 2001, the first significant shareholder beneficially owned 11,155 shares, or 39.81 percent, of the Company's outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05 percent, of the Company's outstanding common stock.

       These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2001, beneficially owned 2,524,210 shares, or 28.67 percent, and 1,421,621 shares, or 16.15 percent, respectively, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.35 percent, and 199,052 shares, or 11.76 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.37 percent, and 104,644 Class B common shares, or 6.18 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is FCB.

       The following are expenses paid by the Company to the Corporation:

                                    2001             2000              1999
                              ---------------  ---------------  ---------------
Data and items processing   $     3,042,000        2,549,000        1,925,000
Trustee fees                         72,000           82,000           84,000
Other                               611,000          447,000        1,027,000
                              ---------------  ---------------  ---------------

                            $     3,725,000        3,078,000        3,036,000
                              ===============  ===============  ===============

       The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $41,448,498 and $50,450,392 at December 31, 2001 and 2000, respectively.

       BancShares is related through common ownership with Southern Bank and Trust Co. ("Southern") in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $6.3 million of BancShares' mortgage loans.

       See note 2 for a discussion of certain acquisitions of branches from FCB.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The following table lists BancShares' current directors and executive officers.

                                    Position(s)
                                   with Fidelity        Year first                 Principal occupation and
   Name and age                    and the Bank        elected/(1)/                   business experience
---------------------            ----------------      -----------                    -------------------

F. Ray Allen                         Director             1992        President, Uwharrie Lumber Company, Troy, NC
    (42)                                                              (hardwood lumber manufacturer)

Haywood A. Lane, Jr.               Vice Chairman          1979        Officer and Director of Fidelity and the Bank
    (65)

D. Gary McRae                        Director             1999        President, Director, and Chief Executive
    (51)                                                              Officer, McRae Industries, Inc.; President, New
                                                                      South Realty; President, McRae Office Solutions,
                                                                      Inc.; President, Compsee, Inc.; President
                                                                      Rae-Print, Inc.; Chairman & CEO, American West
                                                                      Trading Co.; Chairman, Footwear Division;
                                                                      President & CEO American Mortgage & Investment
                                                                      Co.

Wallace H. Mitchell                  Director             1968        Retired; Partner, Mitchell Farms; former
    (74)                                                              Secretary-Treasurer and General Manager,
                                                                      Mitchell Chevrolet Company, Fuquay-Varina, NC
                                                                      (automobile dealership)

Sam C. Riddle, Jr.                   Director             1979        Owner and former President, Riddle Equipment
    (74)                                                              Company, Inc., Carthage, NC (farm equipment
                                                                      dealer)

David E. Royal                    Executive Vice          2002        Officer and Director of Fidelity and the Bank
    (48)                             President

Ernest W. Whitley, Jr.             President /(2)/        2002        Officer and Director of Fidelity and the Bank
    (54)

Billy T. Woodard                   Chairman and           1970        Officer and Director of Fidelity and the Bank
    (71)                          Chief Executive
                                      Officer

/(1)/ Each individual currently serves as a director of both BancShares and the Bank. "First elected" indicates the year in which each individual first became a director of BancShares or, if before Fidelity's organization in 1987, a director of the Bank.
/(2)/ Mr. Whitley was elected President of Fidelity and the Bank effective January 1, 2002.

The following table lists BancShares' current executive officers.

                                 Position(s)
                              with BancShares             First                     Business experience for
   Name and age                 and the Bank             elected                        past five years
----------------------  ---------------------------  --------------   --------------------------------------------------
  Billy T. Woodard        Chief Executive Officer         1970         Officer and Director of BancShares and the Bank
       (71)                 and Chairman of the
                             Board of Directors

Haywood A. Lane, Jr.       President and Director         1979         Officer and Director of BancShares and the Bank
       (65)

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                      Annual compensation
                                                    --------------------------------------
             Name and                                                                Other annual            All other
         principal position              Year        Salary/(1)/         Bonus       compensation/(2)/     compensation/(3)/
---------------------------             -----        ----------         ------       ---------------       ---------------
Billy T. Woodard                         2001          $261,000           $-0-                $2,400                $7,890
Chairman and
  Chief Executive Officer

                                         2000           247,000            -0-                 2,400                 8,028


                                         1999           233,000            -0-                 2,400                 7,573

Haywood A. Lane, Jr.                     2001           218,000            -0-                 2,400                 7,975
President

                                         2000           204,000            -0-                 2,400                 7,950

                                         1999           190,000            -0-                 2,400                 7,125

-------------------------------

/(1)/ Includes amounts of salary deferred at the election of each named officer pursuant to the Bank's Section 401(k) salary deferral plan.
/(2)/    Consists entirely of directors' fees received by each named officer.
/(3)/ Consists entirely of the Bank's contributions on behalf of each named officer to the Bank's Section 401(k) salary deferral plan.

POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENTS

During 1986, the Bank entered into Post-Retirement Noncompetition and Consultation Agreements with Billy T. Woodard and Haywood A. Lane, Jr. Those Agreements, as since amended during 1996 and 1999, provide that upon the officers' retirement from full-time employment with the Bank, they will serve as consultants to the Bank and receive monthly payments ($8,738 for Mr. Woodard and $7,125 for Mr. Lane) for a period of ten years. In the event of the officers' death prior to the expiration of the ten-year payment period, remaining monthly payments will be paid to the officers' designated beneficiaries or estates. If the officers die prior to retirement, their designated beneficiaries or estates will receive those payments for a period of ten years.

PENSION PLAN

The following table shows, for various numbers of years of service and levels of compensation, the estimated annual benefits payable to a participant at normal retirement age under the Bank's qualified defined benefit pension plan (the "Pension Plan") based on federal tax laws currently in effect.

                                                            Years of service
     Final                    ---------------------------------------------------------------------------------
   average
compensation                     10 years               20 years               30 years                40 years
------------                    ---------              ---------              ---------               ---------

   $  50,000..........                  $  6,831               $ 13,662               $ 20,494               $  26,909

      75,000..........                    11,456                 22,912                 34,369                  44,597

     100,000..........                    16,081                 32,162                 48,244                  62,284

     125,000..........                    20,706                 41,412                 62,119                  79,972

     150,000..........                    25,331                 50,662                 75,994                  97,659

     175,000..........                    29,956                 59,912                 89,869                 115,347

     200,000..........                    31,425                 62,850                 94,275                 120,964

     225,000..........                    31,425                 62,850                 94,275                 120,964

     250,000..........                    31,425                 62,850                 94,275                 120,964

         Benefits shown in the table are computed as straight life annuities beginning at age 65 and are not subject to a deduction for Social Security benefits or any other offset amounts. Those benefits will be actuarially increased or decreased if benefit payments begin after or before age 65. A participant's annual compensation covered by the Pension Plan includes base salary, bonuses, overtime pay (including amounts deferred pursuant to the Bank's
Section 401(k) salary deferral plan), and a participant's benefits are based on his or her "final average compensation," which is the participant's highest average covered compensation for five consecutive years during his or her last ten complete calendar years as a Pension Plan participant. However, under current tax laws, $170,000 is the maximum amount of annual compensation for 2001 that can be included for purposes of calculating a participant's final average compensation, and the maximum annual benefit that may be paid to a retiring participant is $135,000. In the case of participants who begin receiving benefits before or after that age, the maximum benefit amount is actuarially adjusted. The maximum years of credited service which may be counted in calculating benefits under the Pension Plan is 40 years.

         The estimated years of service and the estimated final average compensation as of December 31, 2001, for each of the named executive officers in the Summary Compensation Table above are as follows: Billy T. Woodard - 40 years and $164,000; and Haywood A. Lane, Jr. - 39 years and $163,000.

Compensation of Directors. Each director of BancShares and the Bank (with the exception to directors who also are employees) currently receives a fee of $600 for attendance at each meeting of BancShares' or the Bank's Board of Directors, and members of the Executive Committee of the Board of Directors (with the exception to directors who also are employees) receive a fee of $500 for attendance at each meeting of the Committee. No fees are paid to any directors for attendance at any other committee meetings.

Directors are reimbursed for expenses of travel to and from all meetings. Only one fee is paid for joint meetings of the Boards of BancShares and the Bank and for any committee meetings held on the same day as a meeting of one of the Boards.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders. As of March 15, 2002, persons known to BancShares to own beneficially or of record more than 5% of BancShares' voting securities were as follows:

                                                 Amount and
                                                 nature of
              Name and address                   beneficial          Percentage
            of beneficial owner                ownership /(1)/        of class
----------------------------------------     -------------------    -----------

Frank B. Holding, Sr.                            11,155 /(2)/            39.82%
Smithfield, North Carolina

Lewis R. Holding                                  1,696 /(3)/             6.05%
Lyford Cay, Bahamas

North State Trustees (4)                          9,847/(4)/             35.15%
Charlotte, North Carolina

----------
/(1)/ Except as otherwise noted, each named individual exercises sole voting and investment power with respect to all shares.
/(2)/ Includes 3,978 shares held by Mr. F. Holding's adult children and with respect to which shares he disclaims beneficial ownership.
/(3)/ Includes an aggregate of 1,696 shares held by or in trust for Mr. L. Holding's adult daughter and with respect to which shares he disclaims beneficial ownership. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by North State Trustees.
/(4)/ Consists of shares held by three irrevocable grantor trusts (the "1976 Trust," the "1979 Trust," and the "1990 Trust") with respect to which Carmen Holding Ames currently is the sole beneficiary. Ms. Ames has sole power to direct the voting, and shared power (with the six trustees) to direct the disposition, of 345 shares held by the 1976 Trust and the 1,300 shares held by the 1979 Trust. The written agreement pertaining to the 1990 Trust provides that, in connection with their voting of 8,202 shares held by the trust, the trustees will consult with the then current beneficiaries who are at least 40 years of age, but that the trustees will not be bound by the voting preference of any such beneficiary. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by Mr. L. Holding.

Management Ownership. The beneficial ownership of BancShares' voting securities as of March 15, 2001, by its current directors individually, and by all current directors and executive officers as a group, was as follows:

                                                Amount and
             Name and address               nature of beneficial     Percentage
          of beneficial owner                 ownership/(1)/          of class
-----------------------------                 -------------          ---------

F. Ray Allen
Biscoe, NC................................          102 /(2)/          .36%

Haywood A. Lane, Jr.
Raleigh, NC...............................          135                .48%

D. Gary McRae
Mount Gilead, NC..........................           10                .04%

Wallace H. Mitchell
Fuquay-Varina, NC.........................          100                .36%

Sam C. Riddle, Jr.
Carthage, NC..............................           87 /(3)/          .31%

David E. Royal
Gastonia, NC .............................           42                .15%

Ernest W. Whitley, Jr.

Cary, NC .................................           69                .25%

Billy T. Woodard
Fuquay-Varina, NC.........................          522 /(4)/         1.86%

All current directors and executive
  officers as a group (6 persons).........          956               3.41%

-------------------------

/(1)/ Except as otherwise noted, to the best of our knowledge each named beneficial owner exercises sole voting and investment power with respect to all shares.
/(2)/ Includes 40 shares held by Mr. Allen jointly with his spouse and 40 shares held by a corporation of which he may be deemed to be a control person, and with respect to which shares Mr. Allen may be deemed to exercise shared voting and investment power.
/(3)/ Includes 22 shares held by Mr. Riddle's spouse and with respect to which shares he may be deemed to exercise shared voting and investment power.
/(4)/ Includes 259 shares held by Mr. Woodard's spouse and with respect to which shares he may be deemed to exercise shared voting and investment power.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of our and the Bank's the directors, executive officers and principal shareholders and their associates. Loans included in those transactions during 2001 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of notes to consolidated financial statements included in
Item 8.

The Bank is party to a contract with First-Citizens Bank and Trust Company,
(FCB) pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank's pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2001 totaled approximately $3.7 million. The following are fees paid by BancShares to FCB:

                                      2001            2000             1999
                                --------------- ---------------- --------------
Data and items processing     $     3,042,000      2,549,000        1,925,000
Trustee fees                           72,000         82,000           84,000
Other                                 611,000        447,000        1,027,000
                                --------------- ---------------- --------------
                              $     3,725,000      3,078,000        3,036,000
                                =============== ================ ==============

The Company also has a correspondent relationship with the FCB. Correspondent account balances with FCB included in cash and due from banks and federal funds sold totaled $41,448,498 and $50,450,392 at December 31, 2001 and 2000,
respectively.

The Bank's relationship with FCB under the agreement will continue during 2002. Frank B. Holding and Lewis R. Holding, principal shareholders of BancShares, are directors, executive officers and principal shareholders of First Citizens BancShares, Inc., the bank holding company for FCB.

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

BancShares is related through common ownership with Southern Bank and Trust Co. ("Southern") in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $6.3 million of BancShares' mortgage loans.

See note 2 to BancShares' consolidated financial statements for a discussion of certain acquisitions of branches from FCB.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)
1. The following consolidated financial statements of Fidelity BancShares (N.C.), Inc. and subsidiaries, and Independent Auditors' Report thereon, are included in Item 8 of this Report.

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for each of the years in the three year period ended December 31, 2001
         Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 2001 Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001
         Notes to Consolidated Financial Statements

2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are included in Item 8 of this Report.

3.  Exhibits
         The following exhibits are filed or incorporated herewith as part of this report on Form 10-K:

3.1 BancShares' Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
3.2 BancShares' By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.1 Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
4.2 Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.3 Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.4 Form of Capital Security Certificate for FIDBANK Capital Trust I(incorporated herein by reference to Exhibit 4.4 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.5      Form of Guarantee  Agreement  (incorporated  herein by reference to
         Exhibit 4.5 of  BancShares'  Amendment  No. 3 to Registration
         Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.6 Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.7 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares' Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
*10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
*10.2 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,1998)
*10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26,
         1998)
*10.4 First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit
        10.4 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
*10.6 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
*10.7 Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit
         10.7 of BancShares' Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)
21.1     List of subsidiaries  (incorporated  herein by reference to Exhibit
         21.1 of BancShares' Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
----------

*   Denotes a management contract or compensatory contract or arrangement.

(b) Reports on Form 8-K. During the fourth quarter of 2001 BancShares filed no Form 8-K Current Reports.
----------

                                                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant' has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIDELITY BANCSHARES (N.C.), INC.

Dated:  March 28, 2002                  By: /s/ Billy T. Woodard
                                            ------------------------------------
                                            Billy T. Woodard
                                            Chairman and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                             Date
-----------------------------       -------------------------------------       --------------
/s/ Billy T. Woodard
-----------------------------       Chairman and Chief Executive Officer        March 28, 2002
Billy T. Woodard                    (principal executive officer)


/s/ Mary W. Willis
-----------------------------       Chief Financial Officer and Treasurer       March 28, 2002
Mary W. Willis                      (principal financial and accounting
                                    Officer)

/s/ Haywood A. Lane, Jr.
-----------------------------       Vice Chairman and Director                  March 28, 2002
Haywood A. Lane, Jr.


/s/ Ernest W. Whitley
-----------------------------       President and Director                      March 28, 2002
Ernest W. Whitley


/s/ David E. Royal
-----------------------------       Executive Vice President and Director       March 28, 2002
David E. Royal


/s/ F. Ray Allen
-----------------------------       Director                                    March 28, 2002
F. Ray Allen


/s/ D. Gary McRae
-----------------------------       Director                                    March 28, 2002
D. Gary McRae


Wallace H. Mitchell
-----------------------------       Director                                    March 28, 2002
Wallace H. Mitchell


Sam C. Riddle, Jr.
-----------------------------       Director                                    March 28, 2002
Sam C. Riddle, Jr.

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