Form 10-Q
period 2002-03-31
FIDELITY BANCSHARES NC INC /DE/
filed 2002-05-03
CIK 825953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       For the period ended March 31, 2002

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


                   Common Stock, $25 Par Value - 28,011 shares
--------------------------------------------------------------------------------
           (Number of shares outstanding, by class, as of May 3, 2002)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,      March 31,
                                                                ------------    ------------    ------------
                                                                    2002            2001            2001
                                                                ------------    ------------    ------------
                                                                 (unaudited)                     (unaudited)
Assets
Cash and due from banks                                         $ 35,517,716    $ 46,517,398    $ 63,429,656
Interest bearing deposits in other banks                          21,839,824      28,462,716      28,842,226
Overnight funds sold                                              45,600,000      51,200,000      56,700,000
                                                                ------------    ------------    ------------
  Total cash and cash equivalents                                102,957,540     126,180,114     148,971,882
                                                                ------------    ------------    ------------
Investment securities:
  Held to maturity (estimated fair value of $130,507,130,
    $126,502,713, and $118,282,647, respectively)                130,311,999     125,446,167     117,694,202
  Available for sale (cost of $3,635,241, $3,633,777 and
    $3,102,997, respectively)                                     12,082,716      11,595,935      11,545,354
                                                                ------------    ------------    ------------
    Total investment securities                                  142,394,715     137,042,102     129,239,556
                                                                ------------    ------------    ------------
Loans                                                            685,901,182     668,984,155     625,722,083
Allowance for loan losses                                         (9,240,232)     (9,312,384)     (7,947,899)
                                                                ------------    ------------    ------------
  Loans, net                                                     676,660,950     659,671,771     617,774,184
                                                                ------------    ------------    ------------
Federal Home Loan Bank of Atlanta stock, at cost                   2,467,600       2,309,400       2,309,400
Premises and equipment, net                                       35,231,687      35,575,442      34,927,587
Accrued interest receivable                                        4,466,206       5,453,035       5,793,761
Intangible assets                                                 16,949,739      17,311,024      18,452,606
Other assets                                                       1,545,256       1,176,004       1,866,698
                                                                ------------    ------------    ------------
    Total assets                                                $982,673,693    $984,718,892    $959,335,674
                                                                ============    ============    ============
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand deposits                           $140,710,288    $140,965,066    $130,424,399
  Savings and interest-bearing demand deposits                   301,867,111     294,219,134     280,235,398
  Time deposits                                                  395,382,521     406,251,104     409,203,303
                                                                ------------    ------------    ------------
    Total deposits                                               837,959,920     841,435,304     819,863,100
Short-term borrowings                                             26,892,069      27,072,692      24,727,374
Long-term borrowings                                              23,000,000      23,000,000      23,000,000
Accrued interest payable                                           5,067,368       6,257,923       7,411,395
Other liabilities                                                  3,032,086       1,922,588       3,747,065
                                                                ------------    ------------    ------------
    Total liabilities                                            895,951,443     899,688,507     878,748,934
                                                                ------------    ------------    ------------
Shareholders' equity:
  Common stock ($25 par value; 29,200 shares authorized;
    28,011, 8,026, and 28,070 shares issued and outstanding,
    respectively)
                                                                     700,275         700,650         701,750
  Surplus                                                          6,163,380       6,166,681       6,176,362
  Accumulated other comprehensive income                           5,110,722       4,817,106       5,107,626
  Retained earnings                                               74,747,873      73,345,948      68,601,002
                                                                ------------    ------------    ------------
    Total shareholders' equity                                    86,722,250      85,030,385      80,586,740
                                                                ------------    ------------    ------------
    Total liabilities and shareholders' equity                  $982,673,693    $984,718,892    $959,335,674
                                                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
                                                             (unaudited)
Interest income:
  Interest and fees on loans                        $12,502,916      $14,688,389
  Interest and dividends on investment securities:
    Taxable interest income                           1,347,399        2,446,493
    Dividend income                                      66,358           75,779
  Interest on overnight funds sold                      186,077          272,569
                                                    -----------      -----------
      Total interest income                          14,102,750       17,483,230
                                                    -----------      -----------
Interest expense:
  Deposits                                            4,609,510        7,491,560
  Short-term borrowings                                  65,577          245,466
  Long-term borrowings                                  488,750          488,750
                                                    -----------      -----------
      Total interest expense                          5,163,837        8,225,776
                                                    -----------      -----------
      Net interest income                             8,938,913        9,257,454
Provision for loan losses                               750,000          750,000
                                                    -----------      -----------
      Net interest income after provision for
        loan losses                                   8,188,913        8,507,454
                                                    -----------      -----------
Noninterest income:
  Service charges on deposit accounts                 1,565,137        1,242,070
  Other service charges and fees                        851,450          740,257
  Other income                                           42,213           22,186
  Gain on marketable equity securities                       -           458,395
                                                    -----------      -----------
      Total noninterest income                        2,458,800        2,462,908
                                                    -----------      -----------
Noninterest expense:
  Salaries and employee benefits                      4,513,882        4,184,360
  Occupancy and equipment                             1,228,566        1,200,885
  Data processing                                       784,983          711,029
  Amortization of intangibles                           361,285          347,108
  Other expense                                       1,175,894        1,261,283
  Impairment loss on fixed assets                            -           304,656
                                                    -----------      -----------
      Total noninterest expense                       8,064,610        8,009,321
                                                    -----------      -----------
      Net income before income taxes                  2,583,103        2,961,041
Income tax expense                                      923,146        1,081,505
                                                    -----------      -----------
      Net income                                    $ 1,659,957      $ 1,879,536
                                                    ===========      ===========
Per share information:
 Net income                                         $     59.24      $     66.96
 Cash dividends declared                            $      8.00      $      8.00
 Weighted average shares outstanding                     28,023           28,070

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                        Accumulated
                                     Common Stock                          other                                          Total
                                 --------------------                  comprehensive    Retained       Comprehensive   shareholders'
                                 Shares      Amount       Surplus         income        earnings          income          equity
                                 -------   ----------   ------------   -------------   -------------   -------------   -------------

Balance December 31, 2000        28,070    $ 701,750    $ 6,176,362     $ 3,688,615    $ 66,946,042                    $ 77,512,769
                                 -------   ----------   ------------   -------------   -------------                   -------------
  Net income                         --           --             --              --       1,879,536     $ 1,879,536       1,879,536
  Cash dividends
    ($8.00 per share)                --           --             --              --        (224,576)                       (224,576)
  Unrealized gain on securities
    available for sale, net of
    deferred taxes of
    $868,866                         --           --             --       1,419,011              --       1,419,011       1,419,011
                                 -------   ----------   ------------   -------------   -------------   -------------   -------------
 Comprehensive income                                                                                   $ 3,298,547
                                                                                                       =============

Balance March 31, 2001           28,070    $ 701,750    $ 6,176,362     $ 5,107,626    $ 68,601,002                    $ 80,586,740
                                 =======   ==========   ============   =============   =============                   =============

Balance December 31, 2001        28,026    $ 700,650    $ 6,166,681     $ 4,817,106    $ 73,345,948                    $ 85,030,385
                                 -------   ----------   ------------   -------------   -------------                   -------------
  Net income                         --           --             --              --       1,659,957     $ 1,659,957       1,659,957
  Cash dividends
    ($8.00 per share)                --           --             --              --        (224,208)                       (224,208)
  Purchase and retirement
    of common stock                 (15)        (375)        (3,301)             --         (33,824)                        (37,500)
  Unrealized gain on securities
    available for sale, net of
    deferred taxes of
    $191,701                         --           --             --         293,616              --         293,616         293,616
                                 -------   ----------   ------------   -------------   -------------   -------------   -------------
 Comprehensive income                                                                                   $ 1,953,573
                                                                                                       =============

Balance March 31, 2002           28,011    $ 700,275    $ 6,163,380     $ 5,110,722    $ 74,747,873                    $ 86,722,250
                                 =======   ==========   ============   =============   =============                   =============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three months ended March 31,
                                                                                   -------------------------------------
                                                                                        2002                   2001
                                                                                   --------------         --------------
Cash flows from operating activities:
  Net income                                                                       $   1,659,957          $   1,879,536
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                        983,645                955,403
    Amortization (accretion) on investment securities                                    144,366                (86,996)
    Gain on disposition of premises and equipment                                        (12,947)                (2,487)
    Impairment loss on  fixed assets                                                           -                304,656
    Provision for loan losses                                                            750,000                750,000
    Origination of loans held for sale                                                         -             (2,378,950)
    Proceeds from sales of loans held for sale                                                 -              2,399,243
    Gain on sales of loans held for sale                                                       -                (20,293)
    Gain on marketable equity securities                                                       -               (458,395)
    Loss on other real estate                                                              1,421                      -
    Decrease in accrued interest receivable                                              986,829                168,006
    Increase in other assets, net                                                       (353,173)              (763,888)
    Increase  in other liabilities, net                                                  917,797              1,188,234
    (Decrease) increase in accrued interest payable                                   (1,190,555)             1,105,214
                                                                                   --------------         --------------
      Net cash provided by operating activities                                        3,887,340              5,039,283
                                                                                   --------------         --------------
Cash flows from investing activities:
  Purchase of securities held to maturity                                            (50,010,354)           (49,702,474)
  Purchase of securities available for sale                                               (1,464)                     -
  Proceeds from maturities and issuer calls of securities held to maturity            45,000,156             75,000,060
  Purchase of FHLB of Atlanta stock                                                     (158,200)              (139,700)
  Net increase in loans                                                              (17,756,679)            (7,128,338)
  Purchases of premises and equipment                                                   (265,658)              (195,976)
  Net cash received on branch purchases                                                        -             38,694,108
                                                                                   --------------         --------------
    Net cash (used) provided by investing activities                                 (23,192,199)            56,527,680
                                                                                   --------------         --------------
Cash flows from financing activities:
  Net decrease in deposits                                                            (3,475,384)            (2,142,260)
  Net decrease in short-term borrowings                                                 (180,623)            (1,914,212)
  Cash dividends paid                                                                   (224,208)              (224,576)
  Purchase and retirement of common stock                                                (37,500)                     -
                                                                                   --------------         --------------
    Net cash used by financing activities                                             (3,917,715)            (4,281,048)
                                                                                   --------------         --------------
Net (decrease) increase in cash and cash equivalents                                 (23,222,574)            57,285,915
Cash and cash equivalents at beginning of period                                     126,180,114             91,685,967
                                                                                   --------------         --------------
Cash and cash equivalents at end of period                                         $ 102,957,540          $ 148,971,882
                                                                                   ==============         ==============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                         $   6,354,392          $   7,120,562
                                                                                  ===============         ==============
  Cash paid during the period for income taxes                                     $   1,696,995          $   1,533,160
                                                                                  ===============         ==============
Supplemental disclosure of noncash financing and investing activities:
  Unrealized gains on available-for-sale securities, net of deferred taxes
    of $191,701 and $868,866, respectively                                         $     293,616          $   1,419,011
                                                                                  ===============         ==============
  Foreclosed loans transferred to other real estate                                $      17,500          $     305,000
                                                                                  ===============         ==============


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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2002. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note 2. Adoption of New Accounting Standards

On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations;" and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

BancShares was required to adopt the provisions of SFAS No. 141 as of June 30, 2001 and was required to adopt SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS No.
142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized in 2001 prior to the adoption of SFAS No. 142 on January 1, 2002.

As of January 1, 2002, the Company had intangible assets totaling $17,311,000. Management evaluated the Company's existing intangible assets and goodwill as of January 1, 2002 and made appropriate reclassifications to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

The Company determined that upon adoption of Statement 142 on January 1, 2002, the Company had $744,000 of goodwill that was no longer amortized beginning on January 1, 2002. The amortization expense associated with this goodwill during the three months ended March 31, 2001 was $19,000. In accordance with Statement 142, the Company will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

The remaining intangible assets, totaling $16,567,000 at January 1, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives. Management has reviewed the useful lives of these assets, and will continue to do so in future periods, adjusting them downward where appropriate. The amortization expense associated with these branches was $361,000, and $328,000 for the three months ended March 31, 2002 and 2001, respectively.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of March 31, 2002 and December 31, 2001.


                                              March 31, 2002                               December 31, 2001
(Dollars in thousands)             Gross Carrying         Accumulated            Gross Carrying         Accumulated
                                        Amount            Amortization                Amount            Amortization
                                  -----------------------------------------   --------------------------------------------
Amortized intangible assets:
     Branch acquisitions           $    22,094            $     5,889            $    22,094            $     5,527
                                  -----------------------------------------   --------------------------------------------
                 Total
                                  =========================================   ============================================

Unamortized intangible assets:
     Goodwill                      $       744                      -            $       744                      -
                                  =========================================   ============================================

There was no change in the carrying amount of goodwill at March 31, 2002 compared to December 31, 2001.

The estimated amortization expense for intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                                             Estimated
(Dollars in thousands)                                  Amortization Expense
--------------------------------------------------------------------------------
                                          2002                $1,445

                                          2003                 1,445

                                          2004                 1,445

                                          2005                 1,445

                                          2006                 1,445

                                2007 and after                 9,342
                                                              -------
                                         Total                $16,567
                                                              =======

The following table presents the adjusted effect on net income and on basic net income per share excluding the amortization of goodwill for the three months ended March 31, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                                        For the three months
(Dollars in thousands, except                              ended March 31
 per share data)                                   2002                     2001
                                           -----------------------------------------------
 Net income                                       $1,660                   $1,880
 Add back:  Goodwill amortization                 $    -                   $   19
                                           -----------------------------------------------
          Adjusted net income                     $1,660                   $1,899
                                           ===============================================

Net income per share:
     As reported                                  $59.24                   $66.96
     Goodwill amortization                        $    -                   $ 0.68
                                           -----------------------------------------------
          Adjusted net income per share           $59.24                   $67.64
                                           ===============================================


(Dollars in thousands, except                                  For the years ended December 31
 per share data)                                   2001                     2000                       1999
                                           -------------------------------------------------------------------------
 Net income                                       $7,397                   $8,101                     $7,637
 Add back:  Goodwill amortization                 $   77                   $   77                     $   77
                                           -------------------------------------------------------------------------
          Adjusted net income                     $7,474                   $8,178                     $7,714
                                           =========================================================================

Net income per share:
     As Reported                                  $263.71                  $287.97                    $270.05
     Goodwill amortization                        $  2.75                  $  2.74                    $  2.72
                                           -------------------------------------------------------------------------
          Adjusted net income per share           $266.46                  $290.71                    $272.77
                                           =========================================================================

Note 3.  Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential common stock.

Note 4.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                               (Unaudited)
                                                        Three months ended March 31,
                                       -------------------------------------------------------------
                                             2002                                       2001
                                       ------------------                         ------------------
Balance at beginning of year            $   9,312,384                              $   7,297,833
     Provision for loan losses                750,000                                    750,000
     Loans charged off                     (1,070,885)                                  (399,142)
     Loan recoveries                          248,733                                    299,208
                                       ------------------                         ------------------
Balance at end of the period            $   9,240,232                              $   7,947,899
                                       ==================                         ==================

Note 5.  Long Term Borrowings

The $23.0 million long-term obligations at March 31, 2002 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust's payment of distributions and other payments on the capital securities.


Note 6. Branch Acquisitions

In February 2001, BancShares acquired the Mebane, Rockingham and Yanceyville, North Carolina branches of First Union National Bank. This acquisition was accounted for as a purchase, and, therefore the results of operations prior to purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $3.9 million and $49.5 million, respectively, and the purchase included $6.0 million in Statement 72 intangible assets.


Note 7. Gain on Marketable Equity Securities

During the first quarter of 2001, BancShares recognized a nonrecurring securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity interest.


Note 8. Impairment Loss on Fixed Assets

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


Note 9. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at March 31, 2002, beneficially owned 11,155 shares, or 39.82%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2002, beneficially owned 2,526,604 shares, or 28.72%, and 1,421,621 shares, or 16.16%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.47%, and 199,052 shares, or 11.79%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.20%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

     (Dollars in thousands)
                                                   (Unaudited)
                                           Three Months Ended March 31,
                                           ----------------------------
                                              2002             2001
                                             ------           ------
     Data and item processing                 $782             $728
     Forms, supplies and equipment              61               79
     Trustee for employee benefit plans         15               20
                                              ----             ----
                                              $858             $827
                                              ====             ====

The BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $32,361,945 and $41,448,498 at March 31, 2002 and December 31, 2001, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. ("Southern") in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $6.1 million of BancShares' mortgage loans.

TABLE 1.
Financial Summary

                                              2002                           2001
                                           ---------    ------------------------------------------------
                                             First       Fourth        Third       Second        First
                                            Quarter      Quarter      Quarter      Quarter      Quarter
                                           ---------    ---------    ---------    ---------    ---------
Summary of Operations
Interest income                            $  14,103    $  15,341    $  16,375    $  16,957    $  17,483
Interest expense                               5,164        6,175        7,265        7,848        8,226
                                           ---------    ---------    ---------    ---------    ---------
Net interest income                            8,939        9,166        9,110        9,109        9,257
Provision for loan losses                        750          750          750          750          750
                                           ---------    ---------    ---------    ---------    ---------
Net interest income after provision
  for loan losses                              8,189        8,416        8,360        8,359        8,507
Noninterest income                             2,459        2,531        2,511        2,445        2,463
Noninterest expense                            8,065        8,027        7,794        8,087        8,009
                                           ---------    ---------    ---------    ---------    ---------
Net income before income taxes                 2,583        2,920        3,077        2,717        2,961
Income taxes                                     923        1,074        1,130          993        1,081
                                           ---------    ---------    ---------    ---------    ---------
Net income                                 $   1,660    $   1,846    $   1,947    $   1,724    $   1,880
                                           =========    =========    =========    =========    =========
Selected Period-End Balances
Total assets                               $ 982,674    $ 984,719    $ 968,619    $ 964,849    $ 959,336
Investment securities and overnight
  funds sold                                 187,994      188,242      205,983      183,471      185,940
Loans, gross                                 685,901      668,984      647,894      631,042      625,722
Interest earning assets                      898,203      887,998      879,437      874,266      842,813
Deposits                                     837,960      841,435      825,444      819,883      819,863
Interest bearing liabilities                 747,142      750,543      743,060      741,408      737,166
Shareholders' equity                          86,722       85,030       82,519       82,454       80,587
Common shares outstanding                     28,011       28,026       28,026       28,070       28,070
                                           ---------    ---------    ---------    ---------    ---------

Selected Average Balances
Total assets                               $ 973,966    $ 972,894    $ 957,883    $ 953,347    $ 911,741
Investment securities and overnight
  funds sold                                 184,895      192,836      202,344      189,354      177,115
Loans, gross                                 677,628      659,783      640,277      628,356      621,868
Interest earning assets                      889,398      887,880      874,718      868,094      826,812
Deposits                                     832,021      830,242      813,840      812,867      775,293
Interest bearing liabilities                 743,769      743,768      735,973      736,776      709,705
Shareholders' equity                          86,530       84,509       83,627       81,522       79,321
Common shares outstanding                     28,023       28,026       28,031       28,070       28,070
                                           ---------    ---------    ---------    ---------    ---------

Profitability Ratios
Rate of return (annualized) on:
  Total assets                                  0.69%        0.75%        0.81%        0.73%        0.84%
  Shareholders' equity                          7.78%        8.67%        9.24%        8.48%        9.61%
Dividend payout ratio                          13.51%       12.14%       11.52%       13.02%       11.95%
                                           ---------    ---------    ---------    ---------    ---------

Liquidity and Capital Ratios (averages)
Loans to deposits                              81.44%       79.47%       78.67%       77.30%       80.21%
Shareholders' equity to total assets            8.88%        8.69%        8.73%        8.55%        8.70%
                                           ---------    ---------    ---------    ---------    ---------

Per Share of Common Stock
Net income                                 $   59.24    $   65.88        69.45        61.42        66.96
Cash dividends                                  8.00         8.00         8.00         8.00         8.00
Book value                                  3,096.01     3,033.98     2,944.37     2,937.44     2,870.92
                                           ---------    ---------    ---------    ---------    ---------

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

                                              2002                                      2001
                                     -----------------------------    -----------------------------     Increase (decrease) due to:
                                                 Interest                         Interest             ----------------------------
                                      Average    Income/    Yield/     Average    Income/    Yield/              Yield/      Total
                                      Balance    Expense     Rate      Balance    Expense     Rate     Volume     Rate       Change
                                     --------    -------    ------    --------    -------    ------    ------    -------    -------
ASSETS
Interest earning assets:
  Loans                              $677,628    $12,518    7.49 %    $621,868    $14,716      9.60 %  $1,175    $(3,373)   $(2,198)
  Taxable investment
    securities                        128,818      1,248    3.93       147,367      2,085      5.74      (221)      (616)      (837)
  Overnight funds sold                 44,310        187    1.71        20,415        273      5.42       210       (296)       (86)
  Other investments                    14,094         66    1.90        11,507         76      2.68        11        (21)       (10)
  Cash and due from banks              24,548         99    1.64        25,655        362      5.72       (10)      (253)      (263)
                                     --------    -------    ------    --------    -------    ------    ------    -------    -------
Total interest earning assets        $889,398    $14,118    6.44 %    $826,812    $17,512      8.59 %  $1,165    $(4,559)   $(3,394)
                                     --------    -------    ------    --------    -------    ------    ------    -------    -------
Noninterest earning assets:
  Cash and due from banks              35,484                           32,715
  Premises and equipment               35,518                           34,815
  Other assets                         22,886                           25,231
  Reserve for loan losses              (9,290)                          (7,832)
                                     --------                         --------
Total assets                         $973,996                         $911,741
                                     ========                         ========

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                    $109,879    $    89    0.33 %    $107,289    $   337      1.27 %  $  (34)   $  (214)   $  (248)
  Savings deposits                    187,001        733    1.59       162,568      1,317      3.29       158       (742)      (584)
  Time deposits                       399,556      3,788    3.84       392,299      5,837      6.03        88     (2,137)    (2,049)
  Short-term borrowings                24,332         66    1.10        24,549        246      4.06        (1)      (179)      (180)
  Long-term borrowings                 23,000        488    8.60        23,000        488      8.60        -          -          -
                                     --------    -------    ------    --------    -------    ------    ------    -------    -------
Total interest bearing liabilities   $743,768    $ 5,164    2.82 %    $709,705    $ 8,225      4.70 %  $  211    $(3,272)   $(3,061)
                                     --------    -------    ------    --------    -------    ------    ------    -------    -------
Noninterest bearing liabilities:
  Demand deposits                     135,585                          113,137
  Other liabilities                     8,113                            9,578
  Shareholders' equity                 86,530                           79,321
                                     --------                         --------
Total liabilities and equity         $973,996                         $911,741
                                     ========                         ========
Interest rate spread                                        3.62 %                             3.89 %
                                                            ======                             =====
Net interest income and net
  interest margin                                $ 8,954    4.08 %                $ 9,287      4.56 %  $  954    $(1,287)   $ (333)
                                                 -------    ------                -------      -----   ------    -------    ------

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

Critical Accounting Policies

BancShares' significant accounting policies are set forth in note 1 of the consolidated financial statements in the annual report on Form 10K. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be a critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. BancShares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares' assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares' allowance for loan losses and related matters, see Asset Quality and Provision for Possible Loan Losses.

Financial Condition and Results of Operations.

     Net Income. In the first quarter of 2002, BancShares' net income decreased $220,000 to $1.7 million from $1.9 million in the first quarter of 2001, a decrease of 11.68%. The decrease in net income in the first quarter of 2002 compared to the same period in the prior year resulted primarily from a decrease in net interest income, increased noninterest expense and a one time gain on the sale of marketable equity securities realized in the first quarter of 2001, that was not present in the same period of 2002. Net income for the first quarter of 2002 includes operations, not present the entire first quarter of 2001, from three branches which were acquired from First Union National Bank ("First Union") during February of 2001 and three de novo branches opened in second and third quarters of 2001. Loans and deposits acquired from First Union in February 2001 were approximately $3.9 million and $49.5 million, respectively. The acquisition resulted in BancShares recording an intangible asset of approximately $6.0 million.

     Net income per share for the first quarter of 2002 was $59.24, a decrease of $7.72 per share, or 11.53%, from $66.96 per share in 2001. Return on average assets for the first quarter of 2002 and 2001 was 0.69% and 0.84%, respectively. Return on average equity for first quarter of 2002 and 2001 was 7.78% and 9.61%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

     Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first quarter of 2002, net interest income was $9.0 million as compared to $9.3 million for the same period in 2001, a decrease of $333,000 or 3.59%. Of the $333,000 decrease in net interest income, $1.3 million resulted from interest rate changes on interest earning assets and interest bearing liabilities, the affect of which was offset by the impact of increases in volume which contributed to a $954,000 increase in the net interest income. The net interest margin for first quarter 2002 and 2001 was 4.08% and 4.56%, respectively.

     Interest income for the first quarter of 2002 was $14.1 million as compared to $17.5 million in 2001, a decrease of $3.4 million, or 19.38%. The decrease in interest income from the first quarter of 2001 to the first quarter of 2002 is attributable to a decline in interest rates. Interest income from loans amounted to $12.5 million in the first quarter of 2002 as compared to $14.7 million in the first quarter of 2001, a decrease of $2.2 million or 14.94%. BancShares' loan growth is largely due to growth within the existing branch network. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $1.6 million and $2.8 million for the first quarter of 2002 and 2001, respectively. Average interest-earning assets for the first quarter of 2002 increased to $889.4 million, a 7.57% increase, from $826.8 million in the first quarter of 2001. The yield on interest earnings assets for the first quarter of 2002 and 2001 was 6.44% and 8.59%, respectively. Trends in interest earning assets are shown in Table 2.

     Interest expense for the first quarter of 2002 was $5.2 million compared to $8.2 million in 2001, a decrease of $3.1 million or 37.22%. The decrease in interest expense in the first quarter of 2002, compared to the first quarter of 2001, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $34.3 million or 5.18%, from $662.2 million in the first quarter of 2001 to $696.4 million in the first quarter of 2002. The average rate paid on interest-bearing deposits was 2.68% and 4.59% for the first quarter of 2002 and 2001, respectively. Borrowings contributed $554,000 in interest expense during the first quarter of 2002 compared to $734,000 during the first quarter of 2001, a decrease of $180,000 or 24.52%. The yield on interest bearing liabilities for the first quarter of 2002 and 2001 was 2.82% and 4.70%, respectively. Trends in interest bearing liabilities are shown in Table 2.

     Asset Quality and Provision for Possible Loan Losses. Because BancShares' loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For both the first quarter of 2002 and 2001, management added $750,000 to the allowance for loan losses as provisions for loan losses. During the first quarter of 2002, management charged-off loans totaling $1.1 million and had recoveries of $249,000 resulting in net charge-offs of $822,000. During the same period in 2001, management charged-off $399,000 in loans and had recoveries of $299,000, resulting in net charge-offs of $100,000. Charge-offs were higher for the first quarter of 2002 than the same period of 2001 due to charge-offs of three secured real estate loans. The ratio of allowance for loan losses to loans decreased to 1.35% at March 31, 2002 from 1.39% at December 31, 2001 The following table presents BancShares' comparative asset quality ratios:

                                                     March 31,      December 31,
                                                       2002             2001
                                                     ---------      ------------
Ratio of annualized net loans charged off
  to average loans                                      0.49 %            0.15 %
Allowance for loan losses to loans                      1.35              1.39
Non-performing assets to total gross loans
  and other real estate owned                           0.02                 -
Non-performing assets to total assets                   0.01                 -


     Management considers the March 31, 2002 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations of the allowance for loan losses during the first quarter.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners' judgements about information available to them at the time of their examinations.

     BancShares had no impaired loans at March 31, 2002. BancShares had non-accrual loans totaling $91,000 at March 31, 2002 and none at March 31, 2001. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Noninterest Income. Noninterest income decreased $4,000 or 0.17% for the first quarter of 2002 over the first quarter of 2001. Noninterest income for the first quarter of 2001 includes a nonrecurring securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity investment. Service charges on deposit accounts and other service charges and fees, increased $434,000 or 21.91% during the first quarter of 2002 primarily due to an increased deposit base from acquired branches, de novo branch openings during the seond and third quarters of 2001 and growth in the existing branch network. BancShares' average deposits increased $56.7 million or 7.32% to $832.0 in the first quarter of 2002 from $775.3 million in the first quarter of 2001.

     Noninterest Expense. Noninterest expense increased $55,000 or 0.69%, from $8.0 million in the first quarter of 2001 to $8.1 million in the first quarter of 2002, including increases of $330,000 in salaries and employee benefits, $28,000 in occupancy and equipment expense, $74,000 in data processing cost, $14,000 in intangibles amortization and other expenses decreased $85,000. The changes represented increases of 7.88% in salaries and employee benefits, 2.31% in occupancy and equipment expenses, 10.40% in data processing costs, and 4.08% in intangibles amortization, and a decrease of 6.77% in other expenses over the first quarter of 2001. Noninterest expense in all categories increased due to expansion of BancShares' branch network. BancShares acquired three branches during the first quarter of 2001, opened three de novo branches during the second and third quarters of 2001, and has seen increased activity within the existing branch network. BancShares also had a nonrecurring impairment loss of $304,656 on fixed assets in the first quarter of 2001. During late March and early April 2001, BancShares analyzed the results of operations of these branches through the first quarter of 2001 taking into consideration recent economic conditions and the performance of these branches in the first quarter. BancShares concluded the carrying value of these branches were impaired and therefore recorded the impairment loss to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, BancShares approved the closing of the two branches in the second and third quarters of 2001. BancShares recorded an additional charge of $173,000 in the second quarter, which is primarily related to the remaining lease payments and costs to close these branches. During the third quarter of 2001 management revised its estimate of closing costs and recorded a recovery of $7,232.

     Income Taxes. In the first of quarter 2002, BancShares had income tax expense of $923,000, a decrease of $158,000 or 14.64%, from $1.1 million in the prior year period. The resulting effective income tax rates, based on the accruals for the three months ended March 31, 2002 and 2001, were 35.74% and 36.52%, respectively.

Capital Resources.

     Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

     Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at March 31, 2002 was 9.16% as compared to 8.99% at December 31, 2001.

     BancShares is also required to meet minimum requirements for risk-based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2002, the Total Capital Ratio was 14.08% as compared to 14.03% at December 31, 2001.

     The following table presents capital adequacy calculations and ratios of
BancShares:

                                             March 31,       December 31,
                                               2002              2001
                                             ---------       ------------
     Tier 1 capital                           $ 87,662          $ 85,902
     Total capital                             100,376            98,245
     Leverage capital ratio                       9.16 % (1)        8.99 % (1)
     Tier 1 capital ratio                        12.30   (1)       12.27   (1)
     Total capital ratio                         14.08   (1)       14.03   (1)

--------------------------------------------------------------------------------
     (1) These ratios exceed the minimum required regulatory capital ratios.

     At March 31, 2002, and December 31, 2001, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized." Growth in BancShares' and the Bank's assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, BancShares' and the Bank's capital ratios.

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

     As of March 31, 2002 and December 31, 2001, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                     March 31,      December 31,
                                                       2002             2001
                                                   ------------     ------------
     Outstanding commitments to lend, unfunded
       loans and lines of credit                   $232,359,359      221,656,178
                                                   ============     ============
      Standby and commercial letters of credit     $  4,120,000        3,275,000
                                                   ============     ============

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks. These assets represented 19.99% of deposits at March 31, 2002, an increase from 22.08% at December 31, 2001. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 19.36% at March 31, 2002, compared to 21.39% at December 31, 2001.

     The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2002 and 2001. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2002, and December 31, 2001, jumbo time deposits represented 11.04% and 11.52%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS
As of  March 31, 2002

                                             Payments due by period
                                             (dollars in thousands)
                         Less than
                         1 year       1-3 years    4-5 years    Over 5 years      Total
                         ---------    ---------    ---------    ------------      -----

Deposits                  $751,994      $76,911       $9,055       $      -     $837,960
Short-term borrowings       26,892           -           -                -       26,892
Long-term obligations           -            -           -            23,000      23,000
Lease obligations              347          617          221             714       1,899
                         ---------------------------------------------------------------
Total contractual cash
     obligations          $779,233      $77,528       $9,276         $23,714    $889,751
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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2002. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                                    Maturing in period ended March 31,
                                 ------------------------------------------------------------------------
                                    2003        2004         2005        2006        2007      Thereafter     Total      Fair Value
                                 ----------   ---------   ----------   ---------   ---------   ----------   ----------   ----------
                                                                       (Dollars in thousands)
Assets
   Loans:
      Fixed rate                 $  97,478    $ 65,784    $ 120,043    $ 11,327    $ 15,064     $ 13,685    $ 323,381     $ 325,234
      Average rate (%)                8.92%       8.62%        7.97%       7.99%       7.39%        7.73%        8.35%

      Variable rate              $ 176,835    $ 26,236    $  36,099    $ 10,447    $ 17,493     $ 95,410    $ 362,520     $ 362,520
      Average rate (%)                5.65%       5.52%        5.40%       5.33%      5.19%         5.50%        5.55%

   Investment securities (1):
      Fixed rate                 $ 110,162    $ 20,143            -           -          -      $      7    $ 130,312     $ 130,507
      Average rate (%)                3.69%       3.11%           -           -          -         10.92%        3.60%

Liabilities
   Savings and interest bearing
      checking:
      Fixed rate                 $ 301,867           -            -           -          -             -    $ 301,867     $ 301,867
      Average rate (%)                1.00%          -            -           -          -             -         1.00%

   Certificates of deposit:
      Fixed rate                 $ 309,417    $ 54,563    $  22,348    $  9,055          -             -    $ 395,383     $ 399,960
      Average rate (%)                3.24%       4.33%        4.73%       5.25%         -             -         3.52%

   Short-term obligations:
      Variable rate              $  26,892           -            -           -          -             -    $  26,892     $  26,892
      Average rate (%)                1.16%          -            -           -          -             -         1.16%

   Long-term obligations:
      Fixed rate                         -           -            -           -          -      $ 23,000    $  23,000     $  23,115
      Average rate (%)                   -           -            -           -          -          8.50%        8.50%

--------------------------------------------------------------------------------
(1) Marketable equity securities with a cost of approximately $3,635,241 and a fair value of approximately $12,082,716 have been excluded from this table.

     Interest Sensitivity. The table below presents BancShares' interest sensitivity position at March 31, 2002. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

     The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

     As of March 31, 2002, BancShares had a positive one-year cumulative gap position of 15.93% and a positive total cumulative gap position of 16.82%. At December 31, 2001, BancShares had a one-year positive cumulative gap position of 13.98% and a total positive cumulative gap position of 15.48%.

                                                                    March 31, 2002
                               --------------------------------------------------------------------------------------
                                  1-30        31-90        91-180      181-365       Total        Total
                                  Days        Days          Days         Days       One-Year       Non
                               Sensitive    Sensitive    Sensitive    Sensitive    Sensitive    Sensitive     Total
                               ---------    ---------    ---------    ---------    ---------    ---------    --------

Assets:
Loans                           $345,948     $ 38,421     $ 15,352     $ 30,705     $430,426     $255,475    $685,901
Investment securities             49,991       10,000       30,134       20,037      110,162       32,233     142,395
Overnight funds sold              45,600           -            -            -        45,600           -       45,600
Other                                 -            -            -            -            -         2,467       2,467
Interest bearing deposits
   in other banks                 21,840           -            -            -        21,840           -       21,840
                                --------     --------     --------     --------     --------     --------    --------
   Total interest earning
   assets                       $463,379     $ 48,421     $ 45,486      $50,742     $608,028     $290,175    $898,203
                                ========     ========     ========     ========     ========     ========    ========
Liabilities:
Savings and checking
   with interest                $     -      $     -      $     -      $     -      $     -      $173,208    $173,208
Money market savings             128,659           -            -            -       128,659           -      128,659
Time deposits                     55,467       74,610      103,539       75,801      309,417       85,966     395,383
Short-term borrowings             26,892           -            -            -        26,892           -       26,892
Long-term borrowings                  -            -            -            -            -        23,000      23,000
                               ---------     --------     --------     --------     --------     --------    --------
   Total interest bearing
   liabilities                  $211,018     $ 74,610     $103,539     $ 75,801     $464,968     $282,174    $747,142
                                ========     ========     ========     ========     ========     ========    ========

Interest-sensitivity gap        $252,361     $(26,189)    $(58,053)    $(25,059)    $143,060     $  8,001    $151,061
                                ========     ========     ========     ========     ========     ========    ========

Cumulative interest
   sensitivity gap              $252,361     $226,172     $168,119     $143,060     $143,060     $151,061    $151,061
Cumulative interest
   sensitivity gap to total
   interest earning assets         28.10 %      25.18 %      18.72 %      15.93 %      15.93 %      16.82 %     16.82 %



Accounting and Other Matters.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of BancShares' shareholders was held on January 28, 2002. At the meeting, the shareholders elected a complete board of directors consisting of the six individuals named below, and ratified the reappointment of KPMG LLP as BancShares' independent public accountants for 2002.

     The results of voting at the annual meeting were as follows:

     1. Election of Directors:

              Nominee                   Votes "For"         Votes Withheld
              -------                   -----------         --------------
              F. Ray Allen               26,785                  0
              Haywood A. Lane, Jr.       26,785                  0
              D. Gary McRae              26,785                  0
              Wallace H. Mitchell        26,785                  0
              Sam C. Riddle, Jr.         26,785                  0
              David E. Royal             26,785                  0
              Ernest W. Whitley, Jr.     26,785                  0
              Billy T. Woodard           26,785                  0

     2. Ratification of appointment of independent accountants:

              Votes "For"          Votes "Against"            Abstain
              -----------          ---------------            -------
                26,785                    0                       0


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

----------

(a)   No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIDELITY BANCSHARES (N.C.), INC.

Dated:  May 3, 2002               By:/s/ Mary W. Willis
                                  -----------------------------------------
                                  Mary W. Willis

                                  Chief Financial Officer and Treasurer