Form 10-Q
period 2002-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 2002-08-13
CIK 825953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number: 001-15089

Fidelity BancShares (N.C.), Inc.
(Exact name of Registrant as specified in its charter)

Delaware	56-1586543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 South Main Street, Fuquay-Varina, North Carolina 27526
(Address of principal executive offices) (Zip code)

(919) 552-2242
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past one hundred eighty-one days.

Yes  ☒    No  ☐

Common Stock, $25 Par Value—28,011 shares
(Number of shares outstanding, by class, as of August 13, 2002)

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001	June 30, 2001
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$38,693,697	$46,517,398	$39,909,797
Interest bearing deposits in other banks	24,376,494	28,462,716	57,444,366
Overnight funds sold	34,800,000	51,200,000	60,800,000

Total cash and cash equivalents	97,870,191	126,180,114	158,154,163

Investment securities:
Held to maturity (estimated fair value of $118,545,700, $126,502,713, and $110,887,388, respectively)	118,067,930	125,446,167	109,975,854
Available for sale (cost of $3,566,009, $3,633,777 and $3,644,668, respectively)	12,917,315	11,595,935	12,694,789

Total investment securities	130,985,245	137,042,102	122,670,643

Loans	707,360,831	668,984,155	631,041,705
Allowance for loan losses	(10,437,661)	(9,312,384)	(8,606,851)

Loans, net	696,923,170	659,671,771	622,434,854

Federal Home Loan Bank of Atlanta stock, at cost	2,467,600	2,309,400	2,309,400
Premises and equipment, net	34,845,734	35,575,442	34,685,348
Accrued interest receivable	4,218,272	5,453,035	4,735,676
Intangible assets	16,588,454	17,311,024	18,072,079
Other assets	1,480,081	1,176,004	1,787,669

Total assets	$985,378,747	$984,718,892	$964,849,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$151,406,417	$140,965,066	$130,108,033
Savings and interest-bearing demand deposits	298,994,546	294,219,134	278,266,199
Time deposits	391,497,761	406,251,104	411,509,026

Total deposits	841,898,724	841,435,304	819,883,258
Short-term borrowings	24,528,546	27,072,692	28,633,244
Long-term borrowings	23,000,000	23,000,000	23,000,000
Accrued interest payable	4,573,892	6,257,923	7,652,632
Other liabilities	2,533,722	1,922,588	3,226,664

Total liabilities	896,534,884	899,688,507	882,395,798

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011, 28,026, and 28,070 shares issued and outstanding, respectively)	700,275	700,650	701,750
Surplus	6,163,380	6,166,681	6,176,362
Accumulated other comprehensive income	5,657,540	4,817,106	5,475,323
Retained earnings	76,322,668	73,345,948	70,100,599

Total shareholders’ equity	88,843,863	85,030,385	82,454,034

Total liabilities and shareholders’ equity	$985,378,747	$984,718,892	$964,849,832

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$12,726,068	$14,199,407	$25,228,984	$28,887,796
Interest and dividends on investment securities:
Taxable interest income	1,047,637	1,983,952	2,395,036	4,430,445
Dividend income	69,236	74,267	135,594	150,046
Interest on federal funds sold	119,406	699,375	305,483	971,944

Total interest income	13,962,347	16,957,001	28,065,097	34,440,231

Interest expense:
Deposits	4,220,215	7,139,879	8,829,725	14,631,439
Short-term borrowings	61,695	219,501	127,272	464,967
Long-term borrowings	488,750	488,750	977,500	977,500

Total interest expense	4,770,660	7,848,130	9,934,497	16,073,906

Net interest income	9,191,687	9,108,871	18,130,600	18,366,325
Provision for loan losses	700,000	750,000	1,450,000	1,500,000

Net interest income after provision for loan losses	8,491,687	8,358,871	16,680,600	16,866,325

Noninterest income:
Service charges on deposit accounts	1,637,208	1,562,994	3,202,345	2,805,064
Other service charges and fees	946,352	813,873	1,797,802	1,554,130
Other income	50,607	25,409	92,820	47,595
Gain on exchange of marketable equity securities	—	—	—	458,395
Gain (loss) on sale of marketable equity securities	(71,068)	43,083	(71,068)	43,083

Total noninterest income	2,563,099	2,445,359	5,021,899	4,908,267

Noninterest expense:
Salaries and employee benefits	4,575,916	4,244,581	9,089,798	8,428,941
Occupancy and equipment	1,212,521	1,195,216	2,441,087	2,396,101
Data processing	809,441	789,888	1,594,424	1,500,917
Amortization of intangibles	361,285	380,528	722,570	727,636
Other expense	1,158,124	1,303,529	2,334,018	2,564,812
Impairment loss on fixed assets	143,224	173,317	143,224	477,972

Total noninterest expense	8,260,511	8,087,059	16,325,121	16,096,380

Net income before income taxes	2,794,275	2,717,171	5,377,378	5,678,212
Income tax expense	995,392	993,013	1,918,538	2,074,518

Net income	$1,798,883	$1,724,158	$3,458,840	$3,603,694

Per share information:
Net income	$64.22	$61.42	$123.46	$128.38
Cash dividends declared	$8.00	$8.00	$16.00	$16.00
Weighted average shares outstanding	28,011	28,070	28,017	28,070

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock		Surplus	Accumulated other Comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity
	Shares	Amount
Balance December 31, 2000	28,070	$701,750	$6,176,362	$3,688,615	$66,946,042		$77,512,769

Net income	—	—	—	—	3,603,694	$3,603,694	3,603,694
Cash dividends ($16.00 per share)	—	—	—	—	(449,137)		(449,137)
Unrealized gain on securities available for sale, net of deferred taxes of $1,108,933	—	—	—	1,786,708	—	1,786,708	1,786,708

Comprehensive income						$5,390,402

Balance June 30, 2001	28,070	$701,750	$6,176,362	$5,475,323	$70,100,599		$82,454,034

Balance December 31, 2001	28,026	$700,650	$6,166,681	$4,817,106	$73,345,948		$85,030,385

Net income	—	—	—	—	3,458,840	$3,458,840	3,458,840
Cash dividends ($16.00 per share)	—	—	—	—	(448,296)		(448,296)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)		(37,500)
Unrealized gain on securities available for sale, net of deferred taxes of $548,714	—	—	—	840,434	—	840,434	840,434

Comprehensive income						$4,299,274

Balance June 30, 2002	28,011	$700,275	$6,163,380	$5,657,540	$76,322,668		$88,843,863

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$3,458,840	$3,603,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,967,935	1,934,004
Amortization (accretion) on investment securities	68,436	(301,210)
Gain on disposition of premises and equipment	(12,758)	(9,542)
Impairment loss on fixed assets	143,224	477,972
Provision for loan losses	1,450,000	1,500,000
Origination of loans held for sale	—	(5,972,250)
Proceeds from sales of loans held for sale	—	6,004,882
Gain on sales of loans held for sale	—	(32,632)
Gain on exchange of marketable equity securities	—	(458,395)
Loss (gain) on sale of securities available for sale	71,068	(43,083)
Proceeds from sales of other real estate owned	405,400	100,003
Gain on other real estate	(12,087)	—
Decrease in accrued interest receivable	1,234,763	1,226,091
Increase in other assets, net	(231,987)	(369,861)
Increase in other liabilities, net	62,419	427,765
(Decrease) increase in accrued interest payable	(1,684,031)	1,346,451

Net cash provided by operating activities	6,921,222	9,433,889

Cash flows from investing activities:
Purchase of securities held to maturity	(97,690,963)	(89,770,124)
Purchase of securities available for sale	(49,170)	(1,000,066)
Proceeds from maturities and issuer calls of securities held to maturity	105,000,762	123,000,272
Proceeds from sale of securities available for sale	45,870	501,478
Purchase of FHLB of Atlanta stock	(158,200)	(139,700)
Net increase in loans	(39,166,798)	(12,954,009)
Purchases of premises and equipment	(646,124)	(718,071)
Net cash received on branch purchases	—	38,694,108

Net cash (used) provided by investing activities	(32,664,623)	57,613,888

Cash flows from financing activities:
Net increase (decrease) in deposits	463,420	(2,122,102)
Net (decrease) increase in short-term borrowings	(2,544,146)	1,991,658
Cash dividends paid	(448,296)	(449,137)
Purchase and retirement of common stock	(37,500)	—

Net cash used by financing activities	(2,566,522)	(579,581)

Net (decrease) increase in cash and cash equivalents	(28,309,923)	66,468,196
Cash and cash equivalents at beginning of period	126,180,114	91,685,967

Cash and cash equivalents at end of period	$97,870,191	$158,154,163

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,618,528	$14,727,455

Cash paid during the period for income taxes	$2,352,995	$2,367,160

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred taxes of $548,714 and $1,108,933, respectively	$840,434	$1,786,708

Foreclosed loans transferred to other real estate	$465,400	$415,000

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

Fidelity BancShares (N.C.), Inc. (“BancShares”) is the holding company for The Fidelity Bank (the “Bank”), which operates 64 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the “Trust”), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the “Capital Securities”) in June 1999 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.’s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2002. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Note 2.    Adoption of New Accounting Standards

On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations;” and Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

As of January 1, 2002, BancShares had intangible assets totaling $17,311,000. Management evaluated the BancShares existing intangible assets and goodwill as of January 1, 2002 and made appropriate reclassifications to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

BancShares determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $744,000 of goodwill that was no longer amortized beginning on January 1, 2002. The amortization expense associated with this goodwill during the six months ended June 30, 2001 was $38,000. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and deemed that no goodwill impairment existed. BancShares will continue to perform an annual impairment test of the goodwill hereafter.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining intangible assets, totaling $16,567,000 at January 1, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), “Accounting for Certain Acquisitions of Banking and Thrift Institutions.” Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives. Management has reviewed the useful lives of these assets, and will continue to do so in future periods, adjusting them downward where appropriate. The amortization expense associated with these branches was $723,000 and $689,000 for the six months ended June 30, 2002 and 2001, respectively.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Branch acquisitions	$22,094	$6,250	$22,094	$5,527

Unamortized intangible assets:
Goodwill	$744	—	$744	—

There was no change in the carrying amount of goodwill at June 30, 2002 compared to December 31, 2001.

The estimated amortization expense for intangible assets for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and thereafter is as follows:

Estimated Amortization Expense
(Dollars in thousands)
2002	$1,445
2003	1,445
2004	1,445
2005	1,445
2006	1,445
2007 and after	9,342

Total	$16,567

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the adjusted effect on net income and on basic net income per share excluding the amortization of goodwill for the six months ended June 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

	For the six months ended June 30,
	2002	2001
	(Dollars in thousands, except per share data)
Net income	$3,459	$3,604
Add back: Goodwill amortization	$—	$38

Adjusted net income	$3,459	$3,642

Net income per share:
As reported	$123.46	$128.38
Goodwill amortization	$—	$1.35

Adjusted net income per share	$123.46	$129.73

	For the years ended December 31
	2001	2000	1999
	(Dollars in thousands, except per share data)
Net income	$7,397	$8,101	$7,637
Add back: Goodwill amortization	$77	$77	$77

Adjusted net income	$7,474	$8,178	$7,714

Net income per share:
As reported	$263.71	$287.97	$270.05
Goodwill amortization	$2.75	$2.74	$2.72

Adjusted net income per share	$266.46	$290.71	$272.77

Note 3.    Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4.    Allowance for Loan Losses

A summary of the allowance for loan losses follows:

	Six months ended June 30,
	2002	2001
	(Unaudited)
Balance at beginning of year	$9,312,384	$7,297,833
Provision for loan losses	1,450,000	1,500,000
Loans charged off	(1,322,101)	(787,112)
Loan recoveries	997,378	596,130

Balance at end of the period	$10,437,661	$8,606,851

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Long Term Borrowings

The $23.0 million long-term obligations at June 30, 2002 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust’s payment of distributions and other payments on the capital securities.

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

Note 7.    Gain on Marketable Equity Securities

During the second quarter of 2002, BancShares recognized a securities loss of $71,068. This loss was the result of selling some available for sale equity securities. There were no securities gains or losses recognized in the first quarter of 2002. During the first quarter of 2001, BancShares recognized a securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity interest. During the second quarter of 2001, BancShares recognized a securities gain of $43,083 when the equity interest received in the business combination was sold.

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

In May 2002, BancShares approved the closing of one branch. BancShares analyzed the results of operations of the branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. At June 30, 2002, BancShares had accrued disposition costs of $143,000 including $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch.

Note 9.    Related Parties

BancShares has entered into various service contracts with another bank holding company (the “Corporation”) and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at June 30, 2002, beneficially owned 11,155 shares, or 39.82%, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2002, beneficially owned 2,529,080 shares, or 28.75%, and 1,404,121 shares, or 15.96%, of the Corporation’s outstanding Class A common stock, and 650,678 shares, or 38.66%, and 199,052 shares, or 11.83%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.22%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the various charges paid to the Corporation:

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
	(Dollars in thousands)
Data and item processing	$1,612	$1,542
Forms, supplies and equipment	143	159
Trustee for employee benefit plans	30	35

	$1,785	$1,736

The Bank also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $32,545,839 and $41,448,498 at June 30, 2002 and December 31, 2001, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $5.5 million of BancShares’ mortgage loans.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TABLE 1.

FINANCIAL SUMMARY

	2002		2001
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in thousands, except per share data)
Summary of Operations
Interest income	$13,962	$14,103	$15,341	$16,375	$16,957
Interest expense	4,770	5,164	6,175	7,265	7,848

Net interest income	9,192	8,939	9,166	9,110	9,109
Provision for loan losses	700	750	750	750	750

Net interest income after provision for loan losses	8,492	8,189	8,416	8,360	8,359
Noninterest income	2,563	2,459	2,531	2,511	2,445
Noninterest expense	8,261	8,065	8,027	7,794	8,087

Net income before income taxes	2,794	2,583	2,920	3,077	2,717
Income taxes	995	923	1,074	1,130	993

Net income	$1,799	$1,660	$1,846	$1,947	$1,724

Selected Period-End Balances
Total assets	$985,379	$982,674	$984,719	$968,619	$964,849
Investment securities and overnight funds sold	165,785	187,994	188,242	205,983	183,471
Loans, gross	707,361	685,901	668,984	647,894	631,042
Interest earning assets	899,990	898,203	887,998	879,437	874,266
Deposits	841,899	837,960	841,435	825,444	819,883
Interest bearing liabilities	738,021	747,142	750,543	743,060	741,408
Shareholders’ equity	88,844	86,722	85,030	82,519	82,454
Common shares outstanding	28,011	28,011	28,026	28,026	28,070

Selected Average Balances
Total assets	$974,639	$973,966	$972,894	$957,883	$953,347
Investment securities and overnight funds sold	168,825	184,895	192,836	202,344	189,354
Loans, gross	696,944	677,628	659,783	640,277	628,356
Interest earning assets	893,310	889,398	887,880	874,718	868,094
Deposits	833,664	832,021	830,242	813,840	812,867
Interest bearing liabilities	738,015	743,769	743,768	735,973	736,776
Shareholders’ equity	88,377	86,530	84,509	83,627	81,522
Common shares outstanding	28,011	28,023	28,026	28,031	28,070

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.74%	0.69%	0.75%	0.81%	0.73%
Shareholders’ equity	8.16%	7.78%	8.67%	9.24%	8.48%
Dividend payout ratio (1)	12.46%	13.51%	12.14%	11.52%	13.02%

Liquidity and Capital Ratios (averages)
Loans to deposits	83.60%	81.44%	79.47%	78.67%	77.30%
Shareholders’ equity to total assets	9.07%	8.88%	8.69%	8.73%	8.55%

Per Share of Common Stock
Net income	$64.22	$59.24	$65.88	$69.45	$61.42
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value (2)	3,171.75	3,096.01	3,033.98	2,944.37	2,937.44

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Year to date

	2002			2001			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans (1) (2)	$687,339	$25,260	7.41%	$625,130	$28,938	9.33%	$2,583	$(6,261)	$(3,678)
Taxable investment securities	128,380	2,193	3.44	129,896	3,555	5.52	(34)	(1,328)	(1,362)
Overnight funds sold	36,231	305	1.70	42,892	972	4.57	(104)	(563)	(667)
Other investments	14,603	136	1.88	12,723	150	2.38	16	(30)	(14)
Interest bearing deposits in other banks	24,812	203	1.65	36,927	875	4.78	(193)	(479)	(672)

Total interest earning assets	$891,365	$28,097	6.36%	$847,568	$34,490	8.21%	$2,268	$(8,661)	$(6,393)

Noninterest earning assets:
Cash and due from banks	34,715			33,384
Premises and equipment	35,317			34,834
Other assets	22,456			24,992
Reserve for loan losses	(9,534)			(8,119)

Total assets	$974,319			$932,659

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$107,874	$171	0.32%	$106,473	$530	1.00%	$(46)	$(313)	$(359)
Savings deposits	190,838	1,490	1.57	167,428	2,405	2.90	279	(1,194)	(915)
Time deposits	395,841	7,169	3.65	401,376	11,696	5.88	(131)	(4,396)	(4,527)
Short-term borrowings	23,323	127	1.10	25,038	465	3.75	(20)	(318)	(338)
Long-term borrowings	23,000	978	8.57	23,000	978	8.57	—	—	—

Total interest bearing liabilities	$740,876	$9,935	2.70%	$723,315	$16,074	4.48%	$82	$(6,221)	$(6,139)

Noninterest bearing liabilities:
Demand deposits	138,294			118,906
Other liabilities	7,691			10,011
Shareholders’ equity	87,458			80,427

Total liabilities and equity	$974,319			$932,659

Interest rate spread (3)			3.66%			3.73%

Net interest income and net interest margin (4)		$18,162	4.11%		$18,416	4.38%	$2,186	$(2,440)	$(254)

(1)	Average balances include non-accrual loans.
(2)
The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2002 and 2001. The taxable equivalent adjustment was approximately $31,000 and $50,000 for the years 2002 and 2001, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TABLE 3.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Second Quarter

	2002			2001			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans (1) (2)	$696,944	$12,742	7.33%	$628,356	$14,222	9.08%	$1,404	$(2,884)	$(1,480)
Taxable investment securities	127,946	945	2.96	112,616	1,470	5.24	157	(682)	(525)
Overnight funds sold	28,242	118	1.68	65,122	699	4.31	(275)	(306)	(581)
Other investments	15,105	70	1.86	13,925	74	2.13	5	(9)	(4)
Interest bearing deposits in other banks	25,073	104	1.66	48,075	513	4.28	(170)	(239)	(409)

Total interest earning assets	$893,310	$13,979	6.28%	$868,094	$16,978	7.84%	$1,121	$(4,120)	$(2,999)

Noninterest earning assets:
Cash and due from banks	33,955			34,079
Premises and equipment	35,119			34,853
Other assets	22,030			24,724
Reserve for loan losses	(9,775)			(8,403)

Total assets	$974,639			$953,347

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$105,890	$82	0.31%	$105,667	$193	0.73%	$(13)	$(98)	$(111)
Savings deposits	194,633	757	1.56	172,235	1,088	2.53	124	(455)	(331)
Time deposits	392,167	3,381	3.46	410,352	5,859	5.73	(208)	(2,270)	(2,478)
Short-term borrowings	22,325	61	1.10	25,522	220	3.46	(18)	(141)	(159)
Long-term borrowings	23,000	489	8.53	23,000	489	8.53	—	—	—

Total interest bearing liabilities	$738,015	$4,770	2.59%	$736,776	$7,849	4.27%	$(115)	$(2,964)	$(3,079)

Noninterest bearing liabilities:
Demand deposits	140,974			124,613
Other liabilities	7,273			10,436
Shareholders’ equity	88,377			81,522

Total liabilities and equity	$974,639			$953,347

Interest rate spread (3)			3.69%			3.57%

Net interest income and net interest margin (4)		$9,209	4.14%		$9,129	4.22%	$1,236	$(1,156)	$80

(1)	Average balances include non-accrual loans.
(2)
The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2002 and 2001. The taxable equivalent adjustment was approximately $15,000 and $23,000 for the years 2002 and 2001, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares’ banking subsidiary, The Fidelity Bank (the “Bank”), which operates 64 branches in North Carolina.

Critical Accounting Policies

BancShares’ significant accounting policies are set forth in note 1 of the consolidated financial statements in the annual report on Form 10K. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be a critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. BancShares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares’ assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares’ allowance for loan losses and related matters, see Asset Quality and Provision for Loan Losses.

Financial Condition and Results of Operations.

Net Income.    In the first six months of 2002, BancShares’ net income decreased $145,000 to $3.5 million from $3.6 million in the second quarter of 2001, a decrease of 4.02%. Net income for the second quarter of 2002 increased $75,000 or 4.33% when compared to the same period of 2001. The increase in net income for the second quarter resulted primarily from the decline in interest rates, which resulted in an increase in net interest income, and an increase in noninterest income, which was partially offset by increased noninterest expense.

Net income per share for the first six months of 2002 was $123.46, a decrease of $4.92 per share, or 3.83%, from $128.38 per share in 2001. For the second quarter of 2002, net income per share was $64.22, an increase of $2.80 or 4.56%, from $61.42 per share for the second quarter of 2001. Return on average assets for the first six months of 2002 and 2001 was 0.72% and 0.78%, respectively. For the second quarter of 2002 and 2001, return on average assets was 0.74% and 0.73%, respectively. Return on average equity for the first six months of 2002 and 2001 was 7.98% and 9.04%, respectively. For the second quarter of 2002 and 2001, return on equity was 8.16% and 8.48%. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

Net Interest Income.    The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first six months of 2002, net interest income was $18.1 million as compared to $18.4 million for the same period in 2001, a decrease of $236,000 or 1.28%. An increase in the volume of interest earning assets and interest bearing liabilities increased net interest income by $2.2 million. This was offset by the impact of rate changes which decreased net interest income by $2.4 million, which together with the $2.2 million increase, caused a decrease of $236,000 in net interest income. The net interest margin for the first six months of 2002 and 2001 was 4.11% and 4.38%, respectively. Net interest income and net interest margin for the second quarter of 2002 and 2001 were $9.2 million and 4.14% and $9.1 million and 4.22%, respectively.

Interest income for the first six months of 2002 was $28.1 million as compared to $34.4 million in 2001, a decrease of $6.4 million or 18.51%. The decrease in interest income for the first six months of 2002 over the first six months of 2001 is attributable to a decline in interest rates, the effect of which was offset partially by growth in average earning asset balances. Interest income from loans amounted to $25.2 million in the first six months of 2002 as compared to $28.9 million in the first six months of 2001, a decrease of $3.7 million or 12.67%. BancShares’ loan growth is largely due to growth within the existing branch network. Earnings from investments and federal funds sold provided the balance of interest income, contributing $2.8 million and $5.6 million for the first six months of 2002 and 2001, respectively. Average interest earning assets for the first six months of 2002 increased to $891.4 million, a 5.17% increase, from $847.6 million in the first six months of 2001. The yield on interest earnings assets for the first six months of 2002 and 2001 was 6.36% and 8.21%, respectively. Trends in interest earning assets are shown in Table 2.

Interest expense for the first six months of 2002 was $9.9 million compared to $16.1 million in 2001, a decrease of $6.1 million or 38.19%. The decrease in interest expense in the first six months of 2002, compared to the first six months of 2001, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $19.3 million or 2.85%, from $675.3 million in the first six months of 2001 to $694.6 million in the first six months of 2002. The average rate paid on interest bearing deposits was 2.56% and 4.37% for the first six months of 2002 and 2001, respectively. Borrowings contributed $1.1 million in interest expense during the first six months of 2002 compared to $1.4 million during the first six months of 2001, a decrease of $338,000 or 23.4%. The yield on interest bearing liabilities for the first six months of 2002 and 2001 was 2.70% and 4.48%, respectively. Trends in interest bearing liabilities are shown in Table 2.

Asset Quality and Provision for Loan Losses.    Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the second quarter of 2002 and 2001, management added $700,000 and $750,000, respectively, to the allowance for loan losses as provisions for loan losses. During the first six months of 2002, management charged-off loans totaling $1.3 million and had recoveries of $997,000 resulting in net charge-offs of $325,000. During the same period in 2001, management charged-off $787,000 in loans and had recoveries of $596,000, resulting in net charge-offs of $191,000. Charge-offs were higher for the first six months of 2002 than the same period of 2001 due to charge-offs of four loans. The ratio of allowance for loan losses to loans increased to 1.48% at June 30, 2002 from 1.39% at December 31, 2001. The following table presents BancShares’ comparative asset quality ratios:

	June 30, 2002	December 31, 2001
Ratio of annualized net loans charged off to average loans	0.09%	0.15%
Allowance for loan losses to loans	1.48	1.39
Non-performing assets to total gross loans and other real estate owned	0.02	—
Non-performing assets to total assets	0.02	—

Management considers the June 30, 2002 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. During the quarter, management continued to refine allocations of the allowance for loan losses to reflect trends in the loan portfolio.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

BancShares had no impaired loans at June 30, 2002. BancShares had non-accrual loans totaling $89,000 at June 30, 2002 and none at June 30, 2001. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income.    Noninterest income increased $114,000 or 2.32% for the first six months of 2002 over the first six months of 2001. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first six months of 2002 primarily due to the increased deposit base from three branch openings in the third and fourth quarters of 2001 as well as growth in the existing branch network. BancShares’ average deposits increased $38.7 million or 4.87% to $832.8 million in the first six months of 2002 from $794.2 million in the first six months of 2001. Noninterest income for the first six months of 2001 includes a securities gain of $501,478. This gain was recognized as a result of an exchange and subsequent sale of an equity investment. For the first six months of 2002, increases in noninterest income were partially offset by securities losses of $71,068, all of which were recognized in the second quarter. For the second quarter of 2002, noninterest income increased $118,000 or 4.81% over the same period of 2001.

Noninterest Expense.    Noninterest expense increased $229,000 or 1.42% from $16.1 million in the first six months of 2001 to $16.3 million in the first six months of 2002, including increases of $661,000 in salaries and employee benefits, $45,000 in occupancy and equipment expense, and $94,000 in data processing cost, which were offset by decreases of $231,000 in other expenses and $5,000 in intangibles amortization. The fluctuations represented increases of 7.84% in salaries and employee benefits, 1.88% in occupancy and equipment expenses, and 6.23% in data processing costs, which were offset by decreases of 9.00% in other expenses and 0.70% in intangibles amortization over the first six months of 2001. For the second quarter of 2002 noninterest expense increased $173,000 or 2.14% over the same period in 2001. Noninterest expense increased due to increased salaries from the three new branches opened in the second half of 2001 as well as increased activity within the existing branch network. BancShares also had an impairment loss of $477,972 on fixed assets during the six months ended June 30, 2001, of which $173,317 was recorded in the second quarter. During April 2001, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $304,656 in the first quarter of 2001 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. In the second quarter of 2001 the Board of Directors of BancShares approved to close these two branches and recorded an additional charge of $173,000 for the remaining lease payments and costs to close these branches. BancShares had an impairment loss of $143,224 in the second quarter of 2002. In May 2002, BancShares analyzed the operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares has accrued disposition costs which include $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch.

Income Taxes.    In the first six months of 2002, BancShares had income tax expense of $1.9 million, a decrease of $156,000 or 7.52%, from $2.1 million in the first six months of 2001. The resulting effective income tax rates, based on the accruals for the six months ended June 30, 2002 and 2001, were 35.68% and 36.53%, respectively.

Capital Resources.

Shareholders’ Equity and Capital Adequacy.    Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at June 30, 2002 was 9.35% as compared to 8.99% at December 31, 2001.

BancShares is also required to meet minimum requirements for risk-based capital (“RBC”). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2002, the Total Capital Ratio was 14.12% as compared to 14.03% at December 31, 2001.

The following table presents regulatory capital amounts calculations and ratios of BancShares:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Tier 1 capital	$89,598	$85,902
Total capital	102,935	98,245
Leverage capital ratio	9.35%(1)	8.99%(1)
Tier 1 capital ratio	12.29 (1)	12.27 (1)
Total capital ratio	14.12 (1)	14.03 (1)

(1)	These ratios exceed the minimum required regulatory capital ratios.

At June 30, 2002, and December 31, 2001, BancShares was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.” Growth in BancShares’ assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, BancShares’ capital ratios.

Commitments, Contingencies and Off-balance sheet risk.

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

BancShares’ risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit or standby letter of credit is represented by the contractual amount of these instruments. BancShares uses the same credit policies on the borrower in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of June 30, 2002 and December 31, 2001, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	June 30, 2002	December 31, 2001
Outstanding commitments to lend, unfunded loans and lines of credit	$229,366,319	221,656,178

Standby and commercial letters of credit	$3,151,499	3,275,000

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

BancShares’ lending is concentrated primarily in central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of BancShares’ customers through multiple lending transactions; however, there is no concentration to any single customer or industry.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks. These assets represented 17.86% of deposits at June 30, 2002, a decrease from 22.08% at December 31, 2001. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 17.35% at June 30, 2002, compared to 21.39% at December 31, 2001.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2002 and 2001. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2002, and December 31, 2001, jumbo time deposits represented 10.84% and 11.52%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS
As of June 30, 2002

		Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(Dollars in thousands)
Deposits	$757,238	73,907	10,754	—	841,899
Short-term borrowings	24,529	—	—	—	24,529
Long-term borrowings	—	—	—	23,000	23,000
Lease obligations	343	442	123	905	1,813

Total contractual cash obligations	$782,110	74,349	10,877	23,905	891,241

Market Risk.    Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management seeks to manage this risk through the use of short-term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated by the portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2002. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended June 30,
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$94,452	$76,079	$112,995	$14,068	$8,625	$12,842	$319,061	$319,082
Average rate (%)	8.79%	8.41%	7.94%	7.61%	7.47%	7.70%	8.27%
Variable rate	$189,358	$29,034	$42,462	$10,437	$17,628	$99,381	$388,300	$388,300
Average rate (%)	5.66%	5.52%	5.46%	5.40%	5.20%	5.25%	5.49%
Investment securities(1):
Fixed rate	$97,935	$20,126	—	—	—	$7	$118,068	$118,546
Average rate (%)	2.70%	3.11%	—	—	—	10.92%	2.77%
Liabilities
Savings and interest bearing checking:
Fixed rate	$298,995	—	—	—	—	—	$298,995	$298,995
Average rate (%)	1.01%	—	—	—	—	—	1.01%
Certificates of deposit:
Fixed rate	$306,837	$50,159	$23,748	$10,754	—	—	$391,498	$395,559
Average rate (%)	3.04%	4.07%	4.87%	5.01%	—	—	3.34%
Short-term obligations:
Variable rate	$24,529	—	—	—	—	—	$24,529	$24,529
Average rate (%)	1.13%	—	—	—	—	—	1.13%
Long-term obligations:
Fixed rate	—	—	—	—	—	$23,000	$23,000	$23,230
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a book value of approximately $3,566,009 and a fair value of approximately $12,917,315 have been excluded from this table.

Interest Sensitivity.    The table below presents BancShares interest sensitivity position at June 30, 2002. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest sensitive. The interest sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of June 30, 2002, BancShares had a positive one-year cumulative gap position of 16.56% and a positive total cumulative gap position of 18.00%. At December 31, 2001, BancShares had a one-year positive cumulative gap position of 13.98% and a total positive cumulative gap position of 15.48%. The increase in the one-year cumulative gap position at June 30, 2002 is due to the repositioning of securities, which at December 31, 2001, would mature in greater than one year and at June 30, 2002, will mature in less than one year.

	June 30, 2002
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non Sensitive	Total
	(Dollars in thousands)
Assets:
Loans	$369,084	$41,009	$14,456	$28,911	$453,460	$253,901	$707,361
Investment securities	60,011	—	17,897	20,026	97,934	33,051	130,985
Overnight funds sold	34,800	—	—	—	34,800	—	34,800
Other	—	—	—	—	—	2,468	2,468
Interest bearing deposits in other banks	24,376	—	—	—	24,376	—	24,376

Total interest earning assets	$488,271	$41,009	$32,353	$48,937	$610,570	$289,420	$899,990

Liabilities:
Savings and checking with interest	$—	$—	$—	$—	$—	$168,813	$168,813
Money market savings	130,181	—	—	—	130,181	—	130,181
Time deposits	56,311	69,672	91,860	88,994	306,837	84,661	391,498
Short-term borrowings	24,529	—	—	—	24,529	—	24,529
Long-term borrowings	—	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$211,021	$69,672	$91,860	$88,994	$461,547	$276,474	$738,021

Interest-sensitivity gap	$277,250	$(28,663)	$(59,507)	$(40,057)	$149,023	$12,946	$161,969

Cumulative interest sensitivity gap	$277,250	$248,587	$189,080	$149,023	$149,023	$161,969	$161,969
Cumulative interest sensitivity gap to total interest earning assets	30.81%	27.62%	21.01%	16.56%	16.56%	18.00%	18.00%

Accounting and Other Matters.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Statement 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement is effective for fiscal years beginning after December 15, 2001. BancShares’ adoption of this statement did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting For Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on BancShares is not known at this time.

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares’ customers, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information is included in Item 2 in the text of BancShares’ Management Discussion and Analysis of Financial Condition and Results of Operations (under the caption “Liquidity, Market Risk and Interest Sensitivity”) and is incorporated herein by reference.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

(a) The following exhibits are included in or incorporated into this report.

3.1	BancShares’ Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

3.2	BancShares’ By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.1
Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.2	Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.3
Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.4
Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.5	Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.6
Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.7	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002	FIDELITY BANCSHARES (N.C.), INC.

	By:	/s/ MARY W. WILLIS
Mary W. Willis
Chief Financial Officer and Treasurer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, (i) the foregoing Quarterly Report on Form 10-Q filed by Fidelity BancShares (N.C.), Inc. (the “Company”) for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ BILLY T. WOODARD
Date:	August 13, 2002
Billy T. Woodard
Chief Executive Officer

By:	/s/ MARY W. WILLIS
Date:	August 13, 2002
Mary W. Willis
Chief Financial Officer