Form 10-Q
period 2002-09-30
FIDELITY BANCSHARES NC INC /DE/
filed 2002-11-13
CIK 825953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number: 001-15089

FIDELITY BANCSHARES (N.C.), INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1586543 (I.R.S. Employer Identification Number)

100 South Main Street, Fuquay-Varina, North Carolina (Address of principal executive offices)	27526 (Zip code)

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
(Number of shares outstanding, by class, as of November 13, 2002)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2002	2001	2001
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$41,990,331	$46,517,398	$38,337,277
Interest bearing deposits in other banks	11,976,854	28,462,716	23,251,220
Overnight funds sold	38,500,000	51,200,000	55,100,000

Total cash and cash equivalents	92,467,185	126,180,114	116,688,497

Investment securities:
Held to maturity (estimated fair value of $128,542,787, $126,502,713, and $142,352,947, respectively)	128,003,982	125,446,167	140,743,082
Available for sale (cost of $3,515,623, $3,633,777 and $3,647,604, respectively)	11,947,212	11,595,935	10,139,501

Total investment securities	139,951,194	137,042,102	150,882,583

Loans	722,206,880	668,984,155	647,894,005
Allowance for loan losses	(10,778,214)	(9,312,384)	(9,125,322)

Loans, net	711,428,666	659,671,771	638,768,683

Federal Home Loan Bank of Atlanta stock, at cost	2,467,600	2,309,400	2,309,400
Premises and equipment, net	34,970,604	35,575,442	35,135,314
Accrued interest receivable	3,345,586	5,453,035	5,515,275
Intangible assets	16,226,369	17,311,024	17,691,551
Other assets	1,476,898	1,176,004	1,628,161

Total assets	$1,002,334,102	$984,718,892	$968,619,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$160,471,853	$140,965,066	$133,096,367
Savings and interest-bearing deposits	307,628,165	294,219,134	283,675,811
Time deposits	396,858,974	406,251,104	408,671,531

Total deposits	864,958,992	841,435,304	825,443,709
Short-term borrowings	18,460,605	27,072,692	27,712,037
Long-term borrowings	23,000,000	23,000,000	23,000,000
Accrued interest payable	3,320,192	6,257,923	7,674,065
Other liabilities	2,319,740	1,922,588	2,270,800

Total liabilities	912,059,529	899,688,507	886,100,611

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011,28,026, and 28,026 shares issued and outstanding, respectively)	700,275	700,650	700,650
Surplus	6,163,380	6,166,681	6,166,681
Accumulated other comprehensive income	5,101,111	4,817,106	3,927,598
Retained earnings	78,309,807	73,345,948	71,723,924

Total shareholders’ equity	90,274,573	85,030,385	82,518,853

Total liabilities and shareholders’ equity	$1,002,334,102	$984,718,892	$968,619,464

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Interest income:
Interest and fees on loans	$12,925,958	$13,918,258	$38,154,942	$42,806,054
Interest and dividends on investment securities:
Taxable interest income	775,432	1,952,682	3,170,468	6,383,127
Dividend income	70,360	75,948	205,954	225,994
Interest on overnight funds sold	198,067	427,900	503,550	1,399,844

Total interest income	13,969,817	16,374,788	42,034,914	50,815,019

Interest expense:
Deposits	4,013,038	6,608,458	12,842,763	21,239,897
Short-term borrowings	60,121	167,292	187,393	632,259
Long-term borrowings	488,750	488,750	1,466,250	1,466,250

Total interest expense	4,561,909	7,264,500	14,496,406	23,338,406

Net interest income	9,407,908	9,110,288	27,538,508	27,476,613
Provision for loan losses	550,000	750,000	2,000,000	2,250,000

Net interest income after provision for loan losses	8,857,908	8,360,288	25,538,508	25,226,613

Noninterest income:
Service charges on deposit accounts	1,661,947	1,652,809	4,864,292	4,457,873
Other service charges and fees	936,329	819,084	2,734,131	2,373,214
Other income	42,814	39,204	135,634	86,799
Gain (loss) on marketable equity securities	(53,166)	—	(124,234)	501,478

Total noninterest income	2,587,924	2,511,097	7,609,823	7,419,364

Noninterest expense:
Salaries and employee benefits	4,364,104	4,172,300	13,453,902	12,601,241
Occupancy and equipment	1,224,407	1,166,525	3,665,494	3,562,626
Data processing	796,168	723,187	2,390,592	2,224,104
Amortization of intangibles	362,085	380,527	1,084,655	1,108,163
Other expense	1,203,196	1,358,879	3,537,214	3,923,692
Impairment loss (recovery) on fixed assets	144	(7,232)	143,368	470,740

Total noninterest expense	7,950,104	7,794,186	24,275,225	23,890,566

Net income before income taxes	3,495,728	3,077,199	8,873,106	8,755,411
Income tax expense	1,284,501	1,130,448	3,203,039	3,204,966

Net income	$2,211,227	$1,946,751	$5,670,067	$5,550,445

Per share information:
Net income	$78.94	$69.45	$202.39	$197.83
Cash dividends declared	$8.00	$8.00	$24.00	$24.00
Weighted average shares outstanding	28,011	28,031	28,015	28,057

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Common Stock			Accumulated other comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity
	Shares	Amount	Surplus
Balance December 31, 2000	28,070	$701,750	$6,176,362	$3,688,615	$66,946,042		$77,512,769

Net income	—	—	—	—	5,550,445	$5,550,445	5,550,445
Cash dividends ($24.00 per share)	—	—	—	—	(673,344)		(673,344)
Purchase and retirement of common stock	(44)	(1,100)	(9,681)	—	(99,219)		(110,000)
Unrealized gain on securities available for sale, net of deferred taxes of $98,434	—	—	—	238,983	—	238,983	238,983

Comprehensive income						$5,789,428

Balance September 30, 2001	28,026	$700,650	$6,166,681	$3,927,598	$71,723,924		$82,518,853

Balance December 31, 2001	28,026	$700,650	$6,166,681	$4,817,106	$73,345,948		$85,030,385

Net income	—	—	—	—	5,670,067	$5,670,067	5,670,067
Cash dividends ($24.00 per share)	—	—	—	—	(672,384)		(672,384)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)		(37,500)
Unrealized gain on securities available for sale, net of deferred taxes of $185,425	—	—	—	284,005	—	284,005	284,005

Comprehensive income						$5,954,072

Balance September 30, 2002	28,011	$700,275	$6,163,380	$5,101,111	$78,309,807		$90,274,573

See accompanying notes to consolidated financial statements

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,670,067	$5,550,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,924,999	2,913,897
Accretion on investment securities	(157,449)	(163,560)
Loss on disposition of premises and equipment	19,274	661
Impairment loss on fixed assets	143,368	470,740
Provision for loan losses	2,000,000	2,250,000
Origination of loans held for sale	—	(5,972,250)
Proceeds from sales of loans held for sale	—	6,004,882
Gain on sales of loans held for sale	—	(32,632)
Gain on exchange of marketable equity securities	—	(458,395)
Loss (gain) on sale of securities available for sale	76,989	(43,083)
Loss on impairment of available for sale securities	47,245	—
Proceeds from sales of other real estate owned	405,400	172,055
(Gain) loss on disposition of other real estate	(17,087)	14,945
Decrease in accrued interest receivable	2,107,449	446,492
Increase in other assets, net	(183,807)	(297,352)
Increase in other liabilities, net	30,696	482,401
(Decrease) increase in accrued interest payable	(2,937,731)	1,367,884

Net cash provided by operating activities	10,129,413	12,707,130

Cash flows from investing activities:
Purchase of securities held to maturity	(167,401,804)	(130,675,124)
Purchase of securities available for sale	(56,184)	(1,003,003)
Proceeds from maturities and issuer calls of securities held to maturity	165,001,438	133,000,395
Proceeds from sale of securities available for sale	50,103	501,478
Purchase of FHLB of Atlanta stock	(158,200)	(139,700)
Net increase in loans	(53,962,295)	(30,037,837)
Purchases of premises and equipment	(1,517,117)	(1,770,373)
Net cash received on branch purchases	—	38,694,108

Net cash (used) provided by investing activities	(58,044,059)	8,569,944

Cash flows from financing activities:
Net increase in deposits	23,523,688	3,438,349
Net (decrease) increase in short-term borrowings	(8,612,087)	1,070,451
Cash dividends paid	(672,384)	(673,344)
Purchase and retirement of common stock	(37,500)	(110,000)

Net cash provided by financing activities	14,201,717	3,725,456

Net (decrease) increase in cash and cash equivalents	(33,712,929)	25,002,530
Cash and cash equivalents at beginning of period	126,180,114	91,685,967

Cash and cash equivalents at end of period	$92,467,185	$116,688,497

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,434,137	$21,970,522

Cash paid during the period for income taxes	$4,049,995	$3,791,160

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred taxes of $185,425 and $98,434, respectively	$284,005	$238,983

Foreclosed loans transferred to other real estate	$505,400	$415,000

Loans originated in the sale of real estate	$300,000	$—

See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Fidelity BancShares (N.C.), Inc. (“BancShares”) is the holding company for The Fidelity Bank (the “Bank”), which operates 63 branches primarily in central North Carolina, and FIDBANK Capital Trust I (the “Trust”), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the “Capital Securities”) in June 1999 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

Note 2.  Adoption of New Accounting Standards

On July 20, 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

BancShares was required to adopt the provisions of Statement 141 as of June 30, 2001 and was required to adopt Statement 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.

As of January 1, 2002, BancShares had intangible assets totaling $17,311,000. Management evaluated the BancShares existing intangible assets and goodwill as of January 1, 2002 and made appropriate reclassifications to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

BancShares determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $744,000 of goodwill that was no longer amortized beginning on January 1, 2002. The amortization expense associated with this goodwill during the nine months ended September 30, 2001 was $58,000. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and deemed that no goodwill impairment existed. BancShares will continue to perform an annual impairment test of the goodwill hereafter.

The remaining intangible assets, totaling $16,567,000 at January 1, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), “Accounting for Certain Acquisitions of Banking and Thrift Institutions.” Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives. Management has reviewed the useful lives of these assets, and will continue to do so in future periods, adjusting them downward where appropriate. The amortization expense associated with these branches was $1,085,000 and $1,050,000 for the nine months ended September 30, 2002 and 2001, respectively.

In September 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares will adopt Statement 147 during the fourth quarter of 2002 and will restate its previously issued 2002 financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72, to the extent that its prior branch acquisitions are deemed to be “business combinations” as defined in Emerging Issues Task Force Consensus 98-3. Management expects to complete this analysis during the fourth quarter of 2002. If all of its prior branch acquisitions are deemed to meet the definition of a “business combination” pursuant to EITF 98-3, its net income for the nine months ended September 30, 2002 would increase by $656,000.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of September 30, 2002 and December 31, 2001 and the carrying amount of unamortized intangible assets as of September 30, 2002 and December 31, 2001.

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Branch acquisitions	$22,094	$6,612	$22,094	$5,527

Unamortized intangible assets:
Goodwill	$744	—	$744	—

There was no change in the carrying amount of goodwill at September 30, 2002 compared to December 31, 2001.

The scheduled amortization expense for intangible assets (prior to the adoption of Statement 147) for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and thereafter is as follows:

Scheduled Amortization Expense
(Dollars in thousands)
2002	$1,445
2003	1,445
2004	1,445
2005	1,445
2006	1,445
2007 and after	9,342

Total	$16,567

The following table presents the adjusted effect on net income and on basic net income per share excluding the amortization of goodwill for the nine months ended September 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

	For the nine months ended September 30,
	2002	2001
	(Dollars in thousands, except per share data)
Net income	$5,670	$5,550
Add back: Goodwill amortization	$—	$58

Adjusted net income	$5,670	$5,608

Net income per share:
As reported	$202.39	$197.83
Goodwill amortization	$—	$2.07

Adjusted net income per share	$202.39	$199.90

	For the years ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Net income	$7,397	$8,101	$7,637
Add back: Goodwill amortization	$77	$77	$77

Adjusted net income	$7,474	$8,178	$7,714

Net income per share:
As reported	$263.71	$287.97	$270.05
Goodwill amortization	$2.75	$2.74	$2.72

Adjusted net income per share	$266.46	$290.71	$272.77

Note 3.   Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4.  Allowance for Loan Losses

A summary of the allowance for loan losses follows:

	Nine months ended September 30,
	2002	2001
	(Unaudited)
Balance at beginning of year	$9,312,384	$7,297,833
Provision for loan losses	2,000,000	2,250,000
Loans charged off	(2,043,436)	(1,193,380)
Loan recoveries	1,509,266	770,869

Balance at end of the period	$10,778,214	$9,125,322

Note 5.  Long Term Borrowings

The $23.0 million long-term obligations at September 30, 2002 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust’s payment of distributions and other payments on the capital securities.

Note 6.  Branch Acquisitions

In February 2001, BancShares acquired the Mebane, Rockingham and Yanceyville, North Carolina branches of First Union National Bank. This acquisition was accounted for as a purchase in accordance with Statement 72, and, therefore the results of operations prior to purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $3.9 million and $49.5 million, respectively, and the purchase included $6.0 million in Statement 72 intangible assets (see note 2).

Note 7.  Gain (loss) on Marketable Equity Securities

During the third quarter of 2002, BancShares recognized a securities loss of $5,921 as a result of selling available for sale equity securities. Also during the third quarter, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $47,245. This was a result of unrealized losses that were deemed to be other than temporary. During the second quarter of 2002, BancShares recognized a securities loss of $71,068. This loss was the result of selling available for sale equity securities. There were no securities gains or losses recognized in the first quarter of 2002. During the first quarter of 2001, BancShares recognized a securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity interest. During the second quarter of 2001, BancShares recognized a securities gain of $43,083 when the equity interest received in the business combination was sold.

Note 8.  Impairment Loss on Fixed Assets

In May 2002, BancShares approved the closing of one branch. BancShares analyzed the results of operations of the branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. At June 30, 2002, BancShares had accrued impairment losses of approximately $143,000 including $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, BancShares closed the branch with no material adjustments being made to the accrued impairment costs.

In April 2001, BancShares analyzed the results of operations for two branches through the first three months taking into consideration recent economic conditions and the performance of these branches during the first quarter. BancShares concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,656 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, BancShares approved the closing of the two branches in the second and third quarters of 2001. BancShares recorded an additional charge of $173,000 in the second quarter, which is primarily related to the remaining lease payments and costs to close these branches. During the third quarter of 2001 BancShares revised its estimate of closing costs and recorded a recovery of $7,232.

Note 9.  Related Parties

BancShares has entered into various service contracts with another bank holding company (the “Corporation”) and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at September 30, 2002, beneficially owned 11,155 shares, or 39.82%, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2002, beneficially owned 2,529,158 shares, or 28.76%, and 1,384,121 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 650,678 shares, or 38.68%, and 199,052 shares, or 11.83%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.22%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation pursuant to the service contracts:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (Dollars in thousands)
Data and item processing	$2,430	$2,303
Forms, supplies and equipment	211	237
Trustee for employee benefit plans	45	56
Other	1	—

	$2,687	$2,596

The Bank also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $31,470,999 and $41,448,498 at September 30, 2002 and December 31, 2001, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $4.9 million of BancShares’ mortgage loans.

TABLE 1.
Financial Summary

	2002			2001
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in thousands, except share data)
Summary of Operations
Interest income	$13,970	$13,962	$14,103	$15,341	$16,375
Interest expense	4,562	4,770	5,164	6,175	7,265

Net interest income	9,408	9,192	8,939	9,166	9,110
Provision for loan losses	550	700	750	750	750

Net interest income after provision for loan losses	8,858	8,492	8,189	8,416	8,360
Noninterest income	2,588	2,563	2,459	2,531	2,511
Noninterest expense	7,950	8,261	8,065	8,027	7,794

Net income before income taxes	3,496	2,794	2,583	2,920	3,077
Income taxes	1,285	995	923	1,074	1,130

Net income	$2,211	$1,799	$1,660	$1,846	$1,947

Selected Period-End Balances
Total assets	$1,002,334	$985,379	$982,674	$984,719	$968,619
Investment securities and overnight funds sold	178,451	165,785	187,994	188,242	205,983
Loans, gross	722,207	707,361	685,901	668,984	647,894
Interest earning assets	915,103	899,990	898,203	887,998	879,437
Deposits	864,959	841,899	837,960	841,435	825,444
Interest bearing liabilities	745,948	738,021	747,142	750,543	743,060
Shareholders’ equity	90,275	88,844	86,722	85,030	82,519
Common shares outstanding	28,011	28,011	28,011	28,026	28,026

Selected Average Balances
Total assets	$983,802	$974,639	$973,966	$972,894	$957,883
Investment securities and overnight funds sold	168,124	168,825	184,895	192,836	202,344
Loans, gross	714,084	696,944	677,628	659,783	640,277
Interest earning assets	903,991	893,310	889,398	887,880	874,718
Deposits	843,403	833,664	832,021	830,242	813,840
Interest bearing liabilities	739,436	738,015	743,769	743,768	735,973
Shareholders’ equity	90,344	88,377	86,530	84,509	83,627
Common shares outstanding	28,011	28,011	28,023	28,026	28,031

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.89%	0.74%	0.69%	0.75%	0.81%
Shareholders’ equity	9.71%	8.16%	7.78%	8.67%	9.24%
Dividend payout ratio(1)	10.13%	12.46%	13.51%	12.14%	11.52%

Liquidity and Capital Ratios (averages)
Loans to deposits	84.67%	83.60%	81.44%	79.47%	78.67%
Shareholders’ equity to total assets	9.18%	9.07%	8.88%	8.69%	8.73%

Per Share of Common Stock
Net income	$78.94	$64.22	$59.24	$65.88	$69.45
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value(2)	3,222.83	3,171.75	3,096.01	3,033.98	2,944.37

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

TABLE 2.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Year to date

	2002			2001			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans(1) (2)	$696,352	$38,201	7.33%	$630,234	$42,876	9.10%	$4,063	$(8,738)	$(4,675)
Taxable investment
securities	121,409	2,883	3.17	133,164	5,240	5.26	(371)	(1,986)	(2,357)
Overnight funds sold	40,170	504	1.68	45,471	1,400	4.12	(115)	(781)	(896)
Other investments	14,728	206	1.87	13,327	226	2.27	19	(39)	(20)
Interest bearing deposits in other banks	22,960	287	1.67	34,521	1,143	4.43	(264)	(592)	(856)

Total interest earning assets	$895,619	$42,081	6.28%	$856,717	$50,885	7.94%	$3,332	$(12,136)	$(8,804)

Noninterest earning assets:
Cash and due from banks	34,635			33,129
Premises and equipment	35,205			34,881
Other assets	22,055			24,827
Reserve for loan losses	(10,000)			(8,395)

Total assets	$977,514			$941,159

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$106,440	$250	0.31%	$104,930	$663	0.84%	$(50)	$(363)	$(413)
Savings deposits	193,703	2,212	1.53	169,984	3,423	2.69	397	(1,608)	(1,211)
Time deposits	394,982	10,381	3.51	404,166	17,155	5.67	(316)	(6,458)	(6,774)
Short-term borrowings	22,265	188	1.13	25,501	632	3.31	(53)	(391)	(444)
Long-term borrowings	23,000	1,466	8.52	23,000	1,466	8.52	—	—	—

Total interest bearing liabilities	$740,390	$14,497	2.62%	$727,581	$23,339	4.29%	$(22)	$(8,820)	$(8,842)

Noninterest bearing liabilities:
Demand deposits	141,279			121,728
Other liabilities	7,414			10,344
Shareholders’ equity	88,431			81,506

Total liabilities and equity	$977,514			$941,159

Interest rate spread(3)			3.66%			3.65%

Net interest income and net interest margin(4)		$27,584	4.12%		$27,546	4.30%	$3,354	$(3,316)	$38

(1)	Average balances include non-accrual loans.
(2)
The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2002 and 2001. The taxable equivalent adjustment was approximately $46,000 and $70,000 for the periods in 2002 and 2001, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets

TABLE 3.
Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Third quarter

	2002			2001			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans(1) (2)	$714,084	$12,941	7.19%	$640,277	$13,938	8.64%	$1,472	$(2,469)	$(997)
Taxable investment securities	107,696	690	2.54	139,592	1,685	4.79	(295)	(700)	(995)
Overnight funds sold	47,918	199	1.65	50,547	428	3.36	(17)	(212)	(229)
Other investments	14,978	70	1.85	14,514	76	2.08	3	(9)	(6)
Interest bearing deposits in other banks	19,315	84	1.73	29,788	268	3.57	(70)	(114)	(184)

Total interest earning assets	$903,991	$13,984	6.14%	$874,718	$16,395	7.44%	$1,093	$(3,504)	$(2,411)

Noninterest earning assets:
Cash and due from banks	34,482			32,627
Premises and equipment	34,984			34,974
Other assets	21,262			24,503
Reserve for loan losses	(10,917)			(8,939)

Total assets	$983,802			$957,883

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$103,621	$79	0.30%	$101,893	$133	0.52%	$(5)	$(49)	$(54)
Savings deposits	199,339	722	1.44	175,013	1,018	2.31	118	(414)	(296)
Time deposits	393,293	3,212	3.24	409,656	5,458	5.29	(176)	(2,070)	(2,246)
Short-term borrowings	20,183	61	1.20	26,411	167	2.51	(30)	(77)	(107)
Long-term borrowings	23,000	488	8.42	23,000	489	8.44	—	—	—

Total interest bearing liabilities	$739,436	$4,562	2.45%	$735,973	$7,265	3.92%	$(93)	$(2,610)	$(2,703)

Noninterest bearing liabilities:
Demand deposits	147,150			127,278
Other liabilities	6,872			11,005
Shareholders’ equity	90,344			83,627

Total liabilities and equity	$983,802			$957,883

Interest rate spread(3)			3.69%			3.52%

Net interest income and net
interest margin(4)		$9,422	4.14%		$9,130	4.14%	$1,186	$(894)	$292

(1)	Average balances include non-accrual loans.
(2)
The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2002 and 2001. The taxable equivalent adjustment was approximately $15,000 and $20,000 for the periods in 2002 and 2001, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares’ banking subsidiary, The Fidelity Bank (the “Bank”), which operates 63 branches in North Carolina.

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

Financial Condition and Results of Operations.

Net Income.    In the first nine months of 2002, BancShares’ net income increased $120,000 to $5.7 million from $5.6 million in the same period of 2001, an increase of 2.16%. Net income for the third quarter of 2002 increased $264,000 or 13.59% when compared to the same period of 2001. The increase in net income for the third quarter resulted primarily from the decline in interest rates, which resulted in an increase in net interest income, and an increase in noninterest income, which was partially offset by increased noninterest expense.

Net income per share for the first nine months of 2002 was $202.39, an increase of $4.56 per share, or 2.31%, from $197.83 per share in 2001. For the third quarter of 2002, net income per share was $78.94 an increase of $9.49 or 13.67%, from $69.45 per share for the third quarter of 2001. Return on average assets for the first nine months of 2002 and 2001 was 0.78% and 0.79%, respectively. For the third quarter of 2002 and 2001, return on average assets was 0.89% and 0.81%, respectively. Return on average equity for the first nine months of 2002 and 2001 was 8.57% and 9.10%, respectively. For the third quarter of 2002 and 2001, return on equity was 9.71% and 9.24%. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Tables 2 and 3.

Net Interest Income.    The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. During 2002, net interest income was impacted most significantly by lower interest rates as the Federal Reserve continued to decrease its discount rate throughout much of 2001 in order to stimulate the economy. Since BancShares’ interest earning assets are more rate sensitive in the one-year horizon than its interest bearing liabilities, its net interest income has been negatively impacted by these declining interest rates. These negative effects have been offset by growth in BancShares average earning assets during 2002.

For the first nine months of 2002, net interest income was $27.5 million, which was essentially unchanged when compared to the same period in 2001. An increase in the volume of interest earning assets and interest bearing liabilities increased net interest income by $3.4 million. This was offset by the impact of rate changes which decreased net interest income by $3.3 million, which together with the $3.4 million increase, caused an increase of $62,000 in net interest income. The net interest margin for the first nine months of 2002 and 2001 was 4.12% and 4.30%, respectively. Net interest income and net interest margin for the third quarters of 2002 and 2001 were $9.4 million and 4.14% and $9.1 million and 4.14%, respectively.

Interest income for the first nine months of 2002 was $42.0 million as compared to $50.8 million in 2001, a decrease of $8.8 million or 17.28%. The decrease in interest income for the first nine months of 2002 over the first nine months of 2001 is attributable to a decline in interest rates, the effect of which was offset partially by growth in average earning asset balances. Interest income from loans amounted to $38.2 million in the first nine months of 2002 as compared to $42.8 million in the first nine months of 2001, a decrease of $4.7 million or 10.87%. BancShares’ loan growth is largely due to growth within the existing branch network. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $3.9 million and $8.0 million for the first nine months of 2002 and 2001, respectively. Average interest earning assets for the first nine months of 2002 increased to $895.6 million, a 4.54% increase, from $856.7 million in the first nine months of 2001. The yield on interest earning assets for the first nine months of 2002 and 2001 was 6.28% and 7.94%, respectively. Trends in interest earning assets are shown in Table 2.

Interest expense for the first nine months of 2002 was $14.5 million compared to $23.3 million in 2001, a decrease of $8.8 million or 37.89%. The decrease in interest expense in the first nine months of 2002, compared to the first nine months of 2001, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $16.0 million or 2.36%, from $679.1 million in the first nine months of 2001 to $695.1 million in the first nine months of 2002. The average rate paid on interest bearing deposits was 2.47% and 4.18% for the first nine months of 2002 and 2001, respectively. Borrowings contributed $1.7 million in interest expense during the first nine months of 2002 compared to $2.1 million during the first nine months of 2001, a decrease of $445,000 or 21.2%. The yield on interest bearing liabilities for the first nine months of 2002 and 2001 was 2.62% and 4.29%, respectively. Trends in interest bearing liabilities are shown in Table 2.

Asset Quality and Provision for Loan Losses.    Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the third quarter of 2002 and 2001, management added $550,000 and $750,000, respectively, to the allowance for loan losses as provisions for loan losses. During the first nine months of 2002, management charged-off loans totaling $2.0 million and had recoveries of $1.5 million resulting in net charge-offs of $534,000. During the same period in 2001, management charged-off $1.2 million in loans and had recoveries of $771,000, resulting in net charge-offs of $423,000. Charge-offs were higher for the first nine months of 2002 than the same period of 2001 due to charge-offs of five large loans which had been previously reserved for in its allowance for loan losses. The ratio of allowance for loan losses to loans increased to 1.49% at September 30, 2002 from 1.39% at December 31, 2001. The following table presents BancShares’ comparative asset quality ratios:

	September 30, 2002	December 31, 2001
Ratio of annualized net loans charged off to average loans	0.10%	0.15%
Allowance for loan losses to loans	1.49	1.39
Non-performing assets to total gross loans and other real estate owned	0.07	—
Non-performing assets to total assets	0.05	—

Management considers the September 30, 2002 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. During the quarter, management continued to refine allocations of the allowance for loan losses to reflect trends in the loan portfolio.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

BancShares had impaired loans of $432,000 at September 30, 2002 (all of which are on non-accrual status) and none at September 30, 2001. There were no separate valuation allowances on impaired loans during 2002. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income.    Noninterest income increased $190,000 or 2.57% for the first nine months of 2002 over the first nine months of 2001. Noninterest income, consisting primarily of service charges on deposit accounts and other service charges and fees, increased during the first nine months of 2002 primarily due to the increased deposit base from three branch openings in the third and fourth quarters of 2001 as well as growth in the existing branch network. BancShares’ average deposits increased $35.6 million or 4.45% to $836.4 million in the first nine months of 2002 from $800.8 million in the first nine months of 2001. Noninterest income for the first nine months of 2001 includes a securities gain of $501,478. This gain was recognized as a result of an exchange and subsequent sale of an equity investment. Other increases in noninterest income were partially offset by securities losses of $124,234, which were recognized in the second and third quarters due to sales of available for sale equity securities and write downs on certain available for sale equity securities whose unrealized losses were deemed to be other than temporary. For the third quarter of 2002, noninterest income increased $77,000 or 3.06% over the same period of 2001, primarily due to growth in service charges and fee income.

Noninterest Expense.    Noninterest expense increased $385,000 or 1.61% from $23.9 million in the first nine months of 2001 to $24.3 million in the first nine months of 2002, including increases of $853,000 in salaries and employee benefits, $103,000 in occupancy and equipment expense, and $166,000 in data processing cost, which were offset by decreases of $386,000 in other expenses, a decrease in impairment loss on fixed assets of $327,000 and $24,000 in intangibles amortization. The fluctuations represented increases of 6.77% in salaries and employee benefits, 2.89% in occupancy and equipment expenses, and 7.49% in data processing costs, which were offset by decreases of 9.85% in other expenses, 69.54% in impairment loss on fixed assets, and 2.12% in intangibles amortization over the first nine months of 2001. For the third quarter of 2002 noninterest expense increased $156,000 or 2.00% over the same period in 2001. Noninterest expense increased due to increased salaries from the three new branches opened in the second half of 2001 as well as increased activity within the existing branch network. BancShares also had an impairment loss of $477,972 on fixed assets during the nine months ended September 30, 2001, with a recovery of $7,232 in the third quarter. During April 2001, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $304,656 in the first quarter of 2001 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which are deemed to have very minimal fair value. In the second quarter of 2001 the Board of Directors of BancShares approved to close these two branches and recorded an additional charge of $173,000 for the remaining lease payments and costs to close these branches. BancShares had an impairment loss of $143,224 in the second quarter of 2002. In May 2002, BancShares analyzed the operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares has accrued disposition costs which include $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, BancShares closed the branch with no material adjustments being made to the accrued impairment costs.

Income Taxes.    In the first nine months of 2002, BancShares had income tax expense of $3.2 million, which was essentially unchanged when compared to the first nine months of 2001. The resulting effective income tax rates, based on the accruals for the nine months ended September 30, 2002 and 2001, were 36.10% and 36.61%, respectively.

Capital Resources.

Shareholders’ Equity and Capital Adequacy.    Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at September

30, 2002 was 9.50% as compared to 8.99% at December 31, 2001.

BancShares is also required to meet minimum requirements for risk-based capital (“RBC”). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2002, the Total Capital Ratio was 14.27% as compared to 14.03% at December 31, 2001.

The following table presents regulatory capital amounts calculations and ratios of BancShares:

	September 30, 2002		December 31, 2001
	(Dollars in thousands)
Tier 1 capital	$91,947		$85,902
Total capital	104,951		98,245
Leverage capital ratio	9.50	%(1)	8.99	%(1)
Tier 1 capital ratio	12.51	(1)	12.27	(1)
Total capital ratio	14.27	(1)	14.03	(1)

(1)	These ratios exceed the minimum required regulatory capital ratios.

At September 30, 2002, and December 31, 2001, BancShares was in compliance with its regulatory capital requirements, and all of its regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.” Growth in BancShares’ assets resulting from acquisitions of branch offices and the opening of de novo branches has reduced, and is expected to continue to reduce, BancShares’ capital ratios.

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

As of September 30, 2002 and December 31, 2001, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	September 30, 2002	December 31, 2001
Outstanding commitments to lend, unfunded loans and lines of credit	$234,054,516	221,656,178

Standby and commercial letters of credit	$3,986,668	3,275,000

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks. These assets represented 17.81% of deposits at September 30, 2002, a decrease from 22.19% at December 31, 2001. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 17.44% at September 30, 2002, compared to 21.49% at December 31, 2001.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2002 and 2001. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2002, and December 31, 2001, jumbo time deposits represented 11.31% and 11.52%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS
As of September 30, 2002
(Dollars in thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total

Deposits	$754,627	92,773	17,559	—	864,959
Short-term borrowings	18,461	—	—	—	18,461
Long-term borrowings	—	—	—	23,000	23,000
Lease obligations	311	375	119	878	1,683

Total contractual cash obligations	$773,399	93,148	17,678	23,878	908,103

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of September 30, 2002. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended September 30,						Total	Fair Value
	2003	2004	2005	2006	2007	Thereafter
	(Dollars in thousands)
ASSETS
Loans:
Fixed rate	$88,330	$88,893	$94,166	$12,879	$6,696	$11,050	$302,014	$301,971
Average rate (%)	8.78%	8.27%	7.90%	7.55%	7.37%	7.60%	8.23%

Variable rate	$200,942	$35,073	$51,820	$11,859	$19,290	$101,209	$420,193	$420,193
Average rate (%)	5.61%	5.46%	5.53%	5.33%	5.22%	5.40%	5.51%

Investment securities(1):
Fixed rate	$107,889	$20,109	—	—	—	$6	$128,004	$128,543
Average rate (%)	2.32%	3.11%	—	—	—	10.93%	2.45%

LIABILITIES
Savings and interest bearing
checking:
Fixed rate	$307,628	—	—	—	—	—	$307,628	$307,628
Average rate (%)	0.87%	—	—	—	—	—	0.87%

Certificates of deposit:
Fixed rate	$286,527	$69,185	$23,588	$17,559	—	—	$396,859	$402,645
Average rate (%)	2.73%	3.69%	4.95%	4.86%	—	—	3.13%

Short-term obligations:
Variable rate	$18,461	—	—	—	—	—	$18,461	$18,461
Average rate (%)	1.31%	—	—	—	—	—	1.31%

Long-term obligations:
Fixed rate	—	—	—	—	—	$23,000	$23,000	$23,115
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a book value of approximately $3,515,623 and a fair value of approximately $11,947,212 have been excluded from this table.

Interest Sensitivity.    The table below presents BancShares interest sensitivity position at September 30, 2002. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest sensitive. The interest sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of September 30, 2002, BancShares had a positive one-year cumulative gap position of 21.87% and a positive total cumulative gap position of 18.48%. At December 31, 2001, BancShares had a one-year positive cumulative gap position of 13.98% and a total positive cumulative gap position of 15.48%. The increase in the one-year cumulative gap position at September 30, 2002 is due to the repositioning of securities, which at December 31, 2001, would mature in greater than one year and at September 30, 2002, will mature in less than one year.

	September 30, 2002
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non Sensitive	Total
	(Dollars in thousands)
ASSETS:
Loans	$397,395	$44,155	$12,529	$25,058	$479,137	$243,070	$722,207
Investment securities	47,962	29,955	29,972	—	107,889	32,062	139,951
Overnight funds sold	38,500	—	—	—	38,500	—	38,500
Other	—	—	—	—	—	2,468	2,468
Interest bearing deposits in other banks	11,977	—	—	—	11,977	—	11,977

Total interest earning assets	$495,834	$74,110	$42,501	$25,058	$637,503	$277,600	$915,103

LIABILITIES:
Savings and checking with interest	$—	$—	$—	$—	$—	$175,255	$175,255
Money market savings	132,373	—	—	—	132,373	—	132,373
Time deposits	50,902	65,531	88,393	81,702	286,528	110,331	396,859
Short-term borrowings	18,461	—	—	—	18,461	—	18,461
Long-term borrowings	—	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$201,736	$65,531	$88,393	$81,702	$437,362	$308,586	$745,948

Interest-sensitivity gap	$294,098	$8,579	$(45,892)	$(56,644)	$200,141	$(30,986)	$169,155

Cumulative interest sensitivity gap	$294,098	$302,677	$256,785	$200,141	$200,141	$169,155	$169,155
Cumulative interest sensitivity gap to total interest earning assets	32.14%	33.08%	28.06%	21.87%	21.87%	18.48%	18.48%

Accounting and Other Matters.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-

lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Statement 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement is effective for fiscal years beginning after December 15, 2001. BancShares’ adoption of this statement did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of this statement in the first quarter of 2003 will impact the accounting for any exit or disposal activities initiated after such adoption.

In September 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares will adopt Statement 147 during the fourth quarter of 2002 and will restate its previously issued 2002 financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72, to the extent that its prior branch acquisitions are deemed to be “business combinations” as defined in Emerging Issues Task Force Consensus 98-3. Management expects to complete this analysis during the fourth quarter of 2002. If all of its prior branch acquisitions are deemed to meet the definition of a “business combination” pursuant to EITF 98-3, its net income for the nine months ended September 30, 2002 would increase by $656,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b)  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.

Dated: November 13, 2002	By:	/s/ Mary W. Willis
Mary W. Willis Chief Financial Officer and Treasurer

CERTIFICATION

I, Billy T. Woodard, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Fidelity BancShares (N.C), Inc.;
2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Billy T. Woodard
Billy T. Woodard Chief Executive Officer

CERTIFICATION

I, Mary W. Willis, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Fidelity BancShares (N.C), Inc.;
2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Mary W. Willis
Mary W. Willis Chief Financial Officer and Treasurer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-Q filed by Fidelity BancShares (N.C.), Inc. (the “Company”) for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/    BILLY T. WOODARD

Date: November 13, 2002
Billy T. Woodard
Chief Executive Officer

By: /s/    MARY W. WILLIS

Date: November 13, 2002
Mary W. Willis
Chief Financial Officer and Treasurer