Form 10-K
period 2002-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2003-03-26
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the year ended December 31, 2002

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

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24,235,000. (There is no established market, published quotes or reported prices for the Registrant’s common equity. The market value of shares held by non-affiliates has been calculated based on prices known to management of the Registrant in privately negotiated transactions.)

Common Stock - $25 Par Value, - 28,011 shares
(Number of shares outstanding, by class, as of March 24, 2003)

PART I

ITEM 1 – BUSINESS

General. Fidelity BancShares (N.C.), Inc. (“BancShares”), headquartered in Fuquay-Varina, North Carolina, was organized under the laws of Delaware on November 13, 1987 as a registered bank holding company for The Fidelity Bank (the “Bank”). BancShares operates through the Bank, which provides a variety of retail and commercial banking products and services to individuals and small to medium-sized businesses in the communities it serves. Certain statistical information with respect to BancShares’ business required by Guide 3 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” which appears elsewhere in this filing.

BancShares has a second wholly-owned subsidiary, FIDBANK Capital Trust I (the “Trust”), a statutory business trust created under the laws of the State of Delaware, that issued $23.0 million of 8.50% Capital Securities (the “Capital Securities”) in June 1999 maturing in 2029. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to BancShares, were used to purchase an aggregate of $23.7 million in junior subordinated debentures issued by BancShares. The debentures call for interest payable quarterly at an annual rate 8.50%, with principal payable in full in 2029. Subject to certain limitations, BancShares has fully and unconditionally guaranteed the Trust’s obligations under the Capital Securities.

Members of the Holding family, including Lewis R. Holding, have been actively involved in the management of BancShares. As a result, BancShares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability. Consistent with its management philosophy, BancShares has emphasized a low-risk loan portfolio derived from its local markets. (See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”)

All significant activities of BancShares and its subsidiaries are banking related so that BancShares operates within one industry. Neither BancShares nor its subsidiary has any foreign operations.

The Bank is a state-chartered commercial bank. Its predecessor bank, Bank of Fuquay, was organized during 1909 and merged with Bank of Biscoe during 1970, at which time the continuing bank’s name was changed to The Fidelity Bank. The Bank currently operates 62 banking offices in 47 separate central North Carolina communities, 31 of which have been opened or acquired from other institutions within the past five fiscal years. Most recently, during 1998 the Bank purchased an aggregate of $35.7 million in assets and assumed an aggregate of $75.1 million in deposit liabilities, associated with five branch offices of a related financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina (“FCB”), and during 1999, it purchased an aggregate of $29.1 million in assets and assumed an aggregate of $99.6 million in deposit liabilities, associated with seven additional branch offices of FCB. In 2001 the bank purchased an aggregate of $5.8 million in assets and assumed an aggregate of $49.5 million in deposit liabilities associated with three branch offices of First Union National Bank. Additionally, during 1999, 2000 and 2001, the Bank opened 22 de novo branch offices.

The Bank has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. TFB Financial Services, Inc. (“TFB Financial Services”), formerly Servco Service Corporation, was acquired on September 1, 1996 in the acquisition of Perpetual State Bank and provides non-deposit investment products, including mutual funds, annuities, stocks, and bonds. Fidelity Properties currently is inactive.

BancShares’ principal executive offices are located at 100 South Main Street, Fuquay-Varina, North Carolina 27526 and its telephone number is (919) 552-2242. BancShares’ internet website is www.fidelitybanknc.com.

Description of Business. The Bank is a community-oriented bank which is engaged in a general commercial and consumer banking business. Its operations are primarily retail oriented and directed towards individuals and small- to medium-sized businesses in its market area. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured loans. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law.

The Bank is focused on community-oriented banking via (i) localized lending, (ii) core deposit funding, (iii) conservative balance sheet management, and (iv) stable growth. The Bank’s franchise is well diversified, serving both large cities and small rural towns in North Carolina. By outsourcing its core data processing requirements to FCB (see “Item 13. Certain Relationships and Related Transactions”), the Bank can offer a complete array of financial services while maintaining its community banking orientation. The Bank’s focus on diverse markets and its emphasis on customer service provide it with a stable source of core funding.

The Bank’s primary source of revenue is interest income from its lending activities. Since it commenced business, the Bank has pursued a strategy of growth through internal expansion by establishing branch offices in communities in its geographic market and by acquiring smaller institutions or offices of other institutions in its existing markets or in new markets.

Competition. Commercial banking in North Carolina is highly competitive. In its market areas, the Bank competes directly with a number of local, regional and superregional banking organizations. Competition among financial institutions for loans and deposits is based, to a large extent, on interest rates charged or paid. Fees and charges for other services, office location, the quality of customer services, community reputation and continuity of personnel, and, in the case of loans to large commercial borrowers, relative lending limits, also are important competitive factors. Many of the Bank’s competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank, and they can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation in its local community, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

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

Employees. At December 31, 2002, the Bank employed 392 full-time employees and 22 part-time employees. The Bank is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares does not have any separate employees.

Supervision and Regulation. BancShares is a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “Act”), and is subject to supervision and examination by, and the regulations and reporting requirements of the FRB.

The Bank is a North Carolina-chartered commercial bank, and its deposits are insured by the FDIC. It is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the “Commissioner”) and the FDIC. As a result of its ownership of the Bank, BancShares also is registered with and subject to regulation by the Commissioner under the state’s bank holding company laws.

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

ITEM 2 – PROPERTIES

At December 31, 2002 the Bank maintained 62 banking offices in 47 central North Carolina communities. BancShares owns the majority of the buildings and leases other facilities from third parties. Statistical information with respect to BancShares’ property and equipment is contained in this filing under “Item 8. Financial Statements and Supplementary Data.”

ITEM 3 – LEGAL PROCEEDINGS

The Bank is a party to various legal proceedings in the ordinary course of its business. However, based on information presently available, and after consultation with legal counsel, BancShares’ management believes that the ultimate outcome in such proceedings, in the aggregate, will not have any material adverse effect on BancShares’ financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR BANCSHARES’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market, published quotes or reported prices for BancShares’ common stock. All sales of the stock are in privately negotiated transactions between individual holders. On March 14, 2003, there were 125 record holders of BancShares’ common stock.

The per share cash dividends paid by BancShares during each quarterly period during 2002 and 2001 are set forth in Table XI, under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report. A cash dividend of $8.00 per share was declared by the Board of Directors on January 27, 2003, payable March 31, 2003, to holders of record as of March 1, 2003. BancShares’ sole source of funds for the payment of dividends to its shareholders is dividends it receives from the Bank. Payments of dividends by BancShares and the Bank are made at the discretion of their Boards of Directors and are contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information for BancShares as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The data has been derived from BancShares’ audited consolidated financial statements. The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002, and the independent auditors’ report thereon, are included elsewhere in this filing. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Table 1

SELECTED FINANCIAL DATA

	As of and for the year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data and ratios)
Summary of Operations
Interest income	$55,728	$66,156	$67,047	$55,379	$46,570
Interest expense	18,840	29,514	30,474	23,213	19,892

Net interest income	36,888	36,642	36,573	32,166	26,678
Provision for loan losses	3,225	3,000	2,625	1,200	630

Net interest income after provision for loan losses	33,663	33,642	33,948	30,966	26,048
Noninterest income	10,433	9,950	7,166	5,183	5,476
Noninterest expense	31,138	31,917	28,396	24,044	19,418

Net income before income taxes	12,958	11,675	12,718	12,105	12,106
Income taxes	4,768	4,278	4,617	4,468	4,457

Net income	$8,190	$7,397	$8,101	$7,637	$7,649

Selected Period-End Balances
Total assets	$1,012,724	$984,719	$907,670	$839,088	$694,134
Investment securities and overnight funds sold	156,398	188,242	180,554	165,356	186,804
Loans, gross	729,101	668,984	614,817	551,148	439,208
Interest earning assets	920,074	887,998	824,720	759,311	627,874
Deposits	869,333	841,435	772,520	716,014	609,646
Long-term obligations	23,000	23,000	23,000	23,000	—
Interest bearing liabilities	757,991	750,543	711,971	658,212	533,380
Shareholders’ equity	92,336	85,030	77,513	69,895	64,808
Common shares outstanding	28,011	28,026	28,070	28,170	28,410

Selected Average Balances
Total assets	$984,319	$949,158	$853,293	$753,286	$610,306
Investment securities and overnight funds sold	171,720	190,488	171,074	166,835	156,254
Loans, gross	703,631	637,682	587,468	493,023	390,162
Interest earning assets	902,177	864,572	774,422	686,557	559,348
Deposits	843,162	808,227	726,126	647,566	528,672
Long-term obligations	23,000	23,000	23,000	12,603	—
Interest bearing liabilities	743,419	731,661	664,215	584,675	465,999
Shareholders’ equity	89,360	82,263	73,577	66,804	61,870
Common shares outstanding	28,014	28,049	28,132	28,279	28,410

Profitability Ratios
Return on average total assets	0.83%	0.78%	0.95%	1.01%	1.25%
Return on average shareholders’ equity	9.16	8.99	11.01	11.43	12.36
Dividend payout ratio (1)	10.95	12.13	11.11	11.85	11.88

Liquidity and Capital Ratios
Average loans to average deposits	83.45%	78.90%	80.90%	76.13%	73.80%
Average shareholders’ equity to average total assets	9.08	8.67	8.62	8.87	10.14
Tier 1 capital ratio (2)	12.52	12.19	11.87	12.06	10.30
Total capital ratio (2)	14.26	13.95	13.29	13.34	11.87
Leverage capital ratio (2)	9.46	8.99	9.72	9.12	7.65

Per Share of Common Stock
Net income (3)	$292.34	$263.71	$287.97	$270.05	$269.25
Cash dividends	32.00	32.00	32.00	32.00	32.00
Book value (4)	3,296.41	3,033.98	2,761.41	2,481.17	2,281.17

Asset Quality Ratios
Nonperforming assets to total gross loans and other real estate owned	0.13%	0.00%	0.01%	0.02%	0.03%
Net charge-offs to average loans	0.10	0.15	0.08	0.19	0.04
Total allowance for loan losses to total loans	1.62	1.39	1.19	0.93	1.05

   (1)    For each indicated period, total common dividends declared divided by net income.

   (2)    See “Supervision and Regulation – Capital Adequacy” for a more detailed description of these ratios.

   (3)    For each indicated period, net income divided by the average number of common shares outstanding. BancShares has no potentially dilutive securities.

   (4)    At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries (“BancShares”), for the years 2002, 2001, and 2000. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and related notes presented under “Item 8. Financial Statements and Supplementary Data.” BancShares is a bank holding company with two wholly owned subsidiaries – The Fidelity Bank (the “Bank”), a North Carolina-chartered bank, and FIDBANK Capital Trust I (the “Trust”) – a statutory business trust created under the laws of the State of Delaware.

Critical Accounting Policies

BancShares’ significant accounting policies are set forth in note 1 of the consolidated financial statements. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be a critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. BancShares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares’ assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares’ allowance for loan losses and related matters, see ASSET QUALITY.

Acquisitions

On February 11, 2003 the Company entered into an agreement to purchase four branches from First Citizens Bank & Trust Company, a related party (see Note 16 to the consolidated financial statements). Assets and deposits to be acquired are $30,687,000 and $116,158,000, respectively. An intangible asset of approximately $9,216,000 would result from this purchase. This purchase is subject to applicable regulatory approval. The purchase is expected to close in the second quarter of 2003.

2002 Acquisitions. BancShares made no acquisitions during 2002. There were no de novo branches opened in 2002.

2001 Acquisitions. In February 2001, BancShares acquired the deposits of three North Carolina branches of First Union National Bank (see note 2 to BancShares’ consolidated financial statements). These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares’ consolidated financial statements. These acquisitions were as follows:

(dollars in thousands)
Acquisitions	Transaction Date	Loans Acquired	Deposits Acquired

Yanceyville branch	February 2001	$2,384	$29,594
Mebane Washington Street branch	February 2001	833	6,392
Rockingham Main branch	February 2001	659	13,499

2001 Acquisition Totals		$3,876	$49,485

There were three de novo branch openings in 2001.

2000 Acquisitions. BancShares made no acquisitions during 2000. There were three de novo branch openings in 2000.

Results of Operations

Net Income. For 2002, net income of $8.2 million represented a 10.72% increase from 2001 net income of $7.4 million. BancShares experienced an increase in noninterest income during 2002 due to an increased volume of service charges. In addition, there was a decrease in noninterest expense. Noninterest expense decreased due to an impairment loss of $471,000 on the closing of 2 branch offices in 2001 compared to an impairment loss of $143,000 in 2002 from the closing of one branch. Also, in 2001, amortization of goodwill was $1,489,000 compared with $308,000 in 2002. In addition, noninterest expense was favorably impacted by a decrease in other noninterest expense due to lower consulting, legal and other professional fees in 2002.

Net income of $7.4 million in 2001 represented an 8.7% decrease from 2000 net income of $8.1 million. BancShares experienced a strong increase in noninterest income during 2001, which was hampered by an increase in noninterest expense due to increased consulting, legal, and other professional fees.

Net income per share for 2002 was $292.34 compared to $263.71 for 2001; the increase is attributable to increased earnings, as well as decreased average shares outstanding due to the repurchase by BancShares of 15 shares of common stock.

Net income per share was $24.26 less in 2001 than the $287.97 recognized for 2000. The decrease in net income per share during 2001 was attributable to decreased earnings, slightly offset by decreased average shares outstanding due to BancShares’ repurchase of 44 shares of common stock during 2001.

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on earning assets and interest bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. Table I sets forth the average balances on interest earning assets and interest bearing liabilities, as well as the average yields earned and average rates paid for 2002, 2001, and 2000. The average prime rate, as set by the Federal Reserve, was 4.67%, 6.91% and 9.23%, for the years ended December 31, 2002, 2001, and 2000, respectively.

In 2002, net interest income was $36.9 million compared to $36.6 million in 2001, an increase of $246,000 or 0.67%. 2001 net interest income was $68,000 or .19% greater than 2000 net interest income of $36.6 million. In 2002 and 2001 the amount of increase in net interest income was very small due to the low interest rates in 2002 and the Federal Reserve reducing interest rates eleven times in 2001. Because 60.0% of BancShares’ loans are tied to prime, the decline in interest rates has reduced interest income. The increase in net interest income in 2002 and 2001 was attributable to decreased interest expense on deposits and short-term borrowings. In 2002, interest income declined $10.4 million or 15.76% compared to that of 2001. During 2001 interest income declined $892,000 or 1.33% compared to $11.7 million or 21.1% in 2000. Interest expense decreased $10.7 million or 36.2% in year 2002. Interest expense was $18.8 million in 2002, $29.5 million in 2001 and $30.5 million in 2000. In 2002 the bank experienced higher volumes of interest bearing liabilities, but dramatic decreases in interest rates contributed to the lower interest expense. The decrease in interest expense in 2001 was also due to interest rate decreases eleven times during the year, although there were higher volumes of interest bearing liabilities. In 2000, the increase was attributable to higher volumes of interest bearing liabilities and the increasing rate environment. The rates paid on interest bearing liabilities were 2.53%, 4.03%, and 4.59% in 2002, 2001, and 2000, respectively.

Loans produced the largest component of interest income, amounting to $50.8 million in 2002, $56.1 million in 2001, and $56.4 million in 2000. This represented a decrease of $5.3 million or 9.39% in 2002 and a decrease of $369,000 or .65% in 2001. During 2002 and 2001, average loans outstanding increased $65.9 million or 10.34% and $50.2 million or 8.55%, respectively. In both years, loan growth within the existing branches and de novo branch openings contributed to the increase in average loans. Average yields on loans during 2002, 2001 and 2000 were 7.23%, 8.81%, and 9.63% respectively. The decrease in the 2002 average yield was due to a lower average prime rate during 2002 compared to 2001.

Likewise, the decrease in the 2001 average yield on loans was due to the decrease in the average prime rate during 2001 compared to 2000.

Earnings from investments and overnight funds sold provided the remainder of interest income, contributing $4.9 million in 2002, $10.1 million in 2001, and $10.6 million in 2000. Average balances and yields on these securities are shown in Table I. Average interest bearing cash balances during 2002 and 2001 were $24.4 and $34.1 million, which earned an average rate of 1.58% and 3.86%, respectively.

As noted above, total 2002 interest expense decreased 36.17% below that of 2001, which decreased 3.15% compared to 2000. The principal component of BancShares’ interest expense is interest paid on deposits, which totaled $16.6 million in 2002, $26.8 million in 2001, and $27.5 million in 2000. Average interest bearing deposit balances for 2002, 2001, and 2000, were $698.6 million, $683.2 million, and $618.6 million, respectively. This represents an increase of 2.3% in 2002 and 10.4% in 2001 over the prior years due to de novo branch openings and growth within the existing branch network. Additionally, the growth during 2001 was partially attributable to the acquisition of branches. Included in the interest expense is interest expense of $2.0 million resulting from the $23.0 million Capital Trust Securities issued by the Trust during 1999 (see note 9 to BancShares’ consolidated financial statements). These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50%, are callable in 2004, and mature in 2029. The average balance on the long-term obligations during both 2002 and 2001 was $23 million. The average rate paid on the obligations was 8.50% in 2002 and 2001.

BancShares’ interest rate spread was 3.65%, 3.63%, and 4.09% on a tax equivalent basis in 2002, 2001, and 2000, respectively. BancShares’ ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings. Therefore, it is necessary for BancShares to effectively manage earning assets and interest bearing liabilities.

Provision for Loan Losses. BancShares’ provision for loan losses charged against earnings was $3.2 million, $3.0 million and $2.6 million in 2002, 2001, and 2000, respectively. The provision for loan losses increased primarily due to increased loan balances, increased bankruptcies and the impact of a declining economy as well as growth within the existing branch network. In addition, in 2002 the provision was increased due to the credit review of some large loan relationships which revealed increased delinquencies and bankruptcy filings and deterioration in credit quality and thus the credit score was changed and an increased provision was needed. Also, the credit card portfolio was reviewed through Equifax for credit scoring and it was determined that a higher reserve percentage was needed. As noted above, average loans grew $65.9 million or 10.34% in 2002 compared to $50.2 million or 8.55% in 2001. During 2002 and 2001, BancShares noted a softening in its market area, with increases in unemployment and increases in bankruptcies. In addition, many of BancShares’ loan originations occurred in new markets through de novo branches where management concluded there is greater risk that loan underwriting quality may not be up to BancShares’ standards as in existing markets. These conditions contributed to the increase in the provision for loan losses during the year. While the full impact of these changes may not be known until future periods, management concluded that additional provisions were necessary to reflect this change in economic conditions during the year.

Noninterest Income. Noninterest income, which consists primarily of service charges, commissions and fees, increased $483,000 in 2002 over 2001 and increased $2.8 million in 2001 compared to 2000. Total noninterest income was $10.4 million in 2002, $9.9 million in 2001, and $7.2 million in 2000. The increase in 2002 in noninterest income is attributable to growth in fee-earning transaction accounts, increased volume of fees charged, and improved fee collection on accounts. The primary reasons for increased service charges on deposit accounts are an overall increase in deposit accounts, fees earned on an overdraft checking product which was introduced in 2000, and increased volume of NSF fees. A loss on marketable equity securities offset some of the increase in noninterest income in 2002. The 2001 increase in noninterest income compared to 2000 is also attributable to growth in deposit accounts, a new overdraft checking product which was introduced in 2000, and increased NSF fee income as well as a gain on exchange and subsequent sale of a marketable equity security in 2001.

Noninterest Expense. Noninterest expense includes expenses attributable to personnel, occupancy, furniture and equipment, data processing, FDIC assessments, printing, supplies, legal and professional fees, postage, amortization of intangibles, and other miscellaneous operating expenses. Noninterest expense was $31.1 million in 2002, $31.9 million in 2001, and $28.4 million in 2000. Control of noninterest expense is an important aspect in managing net income. Acquisition of branches during 2001 and 1999 should enhance future operating results of BancShares; however, earnings were reduced in 2001 and 2000 as BancShares amortized intangibles resulting from these acquisitions.

The most significant element of BancShares’ noninterest expense is personnel costs. Salaries and benefits represented 57.0%, 52.5%, and 53.7%, of total noninterest expense during 2002, 2001, and 2000, respectively. Salaries and benefits increased by $986,000 or 5.89% in 2002 and $1.5 million or 9.86% in 2001. The primary causes of these increases are the opening of three de novo branches and the acquisition of three branches in 2001, as well as the opening of three de novo branches in 2000.

Occupancy and equipment expenses increased from $4.8 million in 2000 to $5.0 million in 2001 and remained at $5.0 million in 2002. The increase of $191,000 in 2001 was attributable to acquired branches and the de novo branch openings noted above, of which there were none in 2002.

Data processing costs represent charges by vendors that perform data processing services for the Bank. Data processing fees are primarily based upon per item or per account charges. Data processing costs were $3.2 million, $3.0 million, and $2.5 million in 2002, 2001, and 2000, respectively. These increases were due to the addition of acquired and de novo branches as well as growth in the loan and deposit base in the existing branch network, as noted above. As discussed in note 16 to the consolidated financial statements, BancShares’ data processing services are provided by a related party. See RELATED PARTY TRANSACTIONS.

Amortization of intangibles during 2002 decreased $1.2 million to $308,000 compared to $1.5 million for 2001. Amortization of intangibles was $1.1 million in 2000. The increase in amortization of intangibles during 2001 was attributable to the acquisition of three branches in the first quarter of 2001. Intangibles from this acquisition amounted to $6.0 million (see notes 2 to BancShares’ consolidated financial statements). In 2002, the decrease in amortization of intangibles was related to the adoption of SFAS No. 147 (see Note 1 (o), New Accounting Standards) which resulted in BancShares discontinuing amortization of a significant portion of its intangible assets.

During 2002, BancShares analyzed the operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares has accrued disposition costs which include $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, BancShares closed the branch with no material adjustments being made to the accrued impairment costs. During 2001, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $470,740 to reduce the carrying value of these branches to fair value.

Other miscellaneous operating expenses were $4.8 million, $5.3 million, and $4.7 million in 2002, 2001, and 2000, respectively. The decrease in 2002 was mainly the result of decreased consulting fees as well as decreased legal and professional fees in 2002 as there were no acquisitions in the current year. The increase in 2001 was the result of increases in costs across all categories of other operating expenses due to the increased customer base and account activity resulting from acquired branches, de novo branch openings and growth within the existing branch network.

Income Taxes. In 2002, 2001, and 2000, BancShares had taxable income for book purposes that resulted in income tax expense of $4.8 million, $4.3 million, and $4.6 million, respectively. The resulting effective income tax rates for the years ended December 31, 2002, 2001, and 2000 were 36.8%, 36.6%, and 36.3%, respectively.

Financial Condition

Earning and Noninterest Earning Assets. Earning assets consist of loans, investment securities, and short-term investments that earn interest. Average earning assets during 2002 were $902.2 million, an increase of $37.6 million or 4.35% over 2001’s interest earning assets of $864.6 million. During 2001, average interest earning assets increased $90.2 million or 11.64% from the 2000 average of $774.4 million. Increases during both years resulted from de novo branch openings and growth within the existing branch network. Further, in 2001, growth in average balances was partially attributable to the 2001 acquisition of branches noted above.

Average noninterest earning assets during 2002 were $82.1 million compared to $84.6 million in 2001, a decrease of 2.89%. During 2001, an increase of $5.7 million or 7.25% occurred compared to the 2000 average of $78.9 million. The 2002 decrease was primarily due to decreased intangible assets and decreased accrued interest receivable. The 2001 increase was primarily due to increases in cash, fixed assets and intangible assets resulting from the acquired branches or de novo branch openings. The average balances of noninterest earning assets are shown in Table I.

Return on average total assets for 2002 was 0.83%, compared to 0.78% and 0.95% in 2001 and 2000, respectively. The increase for 2002 was the result of increased earnings due to increased fee income and decreased amortization of intangibles. The decline for 2001 was the result of lower earnings, arising from a decreased net interest margin due to the Federal Reserve cutting rates eleven times in 2001, opening of three de novo branches, acquisition of three branches and an impairment loss on closing 2 in-store branches. Changes in the composition of average balances are shown in Table I and Table II.

Return on average equity for 2002 was 9.16%, compared to 8.99% and 11.01% in 2001 and 2000, respectively. In 2002, the increase was due to increased earnings and was offset by increased average equity. In 2001, the decline was due to decreased earnings coupled with increased average equity due to earnings and unrealized gains on securities available for sale.

Interest Bearing and Noninterest Bearing Liabilities. Interest bearing liabilities consist of deposits, short-term borrowed funds and long-term borrowed funds. Average interest bearing liabilities during 2002 were $743.4 million, an increase of 1.6% from the 2001 average of $731.7 million, which was 10.2% higher than that of 2000, $664.2 million. BancShares’ principal interest bearing liabilities are interest bearing deposits. Interest bearing deposits represented $698.7 million, $683.2 million, and $618.6 million of average interest bearing liabilities in 2002, 2001, and 2000, respectively. Short-term borrowings and long-term borrowings represent the remaining balances. The cost of total interest bearing liabilities was 2.53%, 4.03%, and 4.59% in 2002, 2001, and 2000, respectively.

Average noninterest bearing liabilities during 2002 were $151.5 million, an increase of $16.3 million or 12.1% over the 2001 average of $135.2 million. During 2001, the average noninterest bearing liabilities increased $19.7 million or 17.08% over the 2000 average of $115.5 million. Noninterest bearing demand deposits are the principal noninterest bearing liability. Increases in noninterest bearing demand deposit balances are attributable to acquired branches, de novo branch openings and expansion within the existing branch network. See Table I.

Loans. As of December 31, 2002, loans, net of the allowance for loan losses, totaled $717.3 million compared to $659.7 million and $607.5 million at year-end 2001 and 2000, respectively. The increase was attributable to normal loan growth from the existing branch network and de novo branch openings in 2001 and 2000 as well as decreased interest rates in 2002. Also in 2001, growth was due to acquired loans of $3.9 million from the acquisition of three branches in first quarter 2001. The composition of the loan portfolio for each of the years in the five year period ended December 31, 2002 is listed in Table IV. Commercial real estate secured loans have increased from the prior year. Due to the weakening economy, the Bank is seeking sounder collateral such as real estate instead of accounts receivable or equipment which is also leading to the decrease in commercial and industrial non-real estate secured loans. The Bank feels the commercial real estate as collateral has less credit risk. With the furniture and textile manufacturing in a downturn, there has been less equipment financing and more real estate secured loans. In addition, the Bank has refinanced some real estate credit from other institutions and made some non-owner occupied loans such as for hotels as they feel this is safer collateral.

Rate sensitivity and liquidity in the loan portfolio are achieved by making loans with adjustable interest rates and shorter maturities. This allows the Bank to adjust its pricing structure with changes in interest rates. At the end of 2002, 68.2% of the loan portfolio was due to mature or would be available for interest rate repricing in 2003. See Table IX.

Investments. Management’s asset/liability strategies include maintaining an investment securities portfolio with appropriate maturities to preclude the necessity of selling investment securities for purposes of liquidity. Traditionally, BancShares has maintained a larger investment portfolio than its peers.

BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards No. 115 (“Statement 115”), “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in debt and equity securities be classified in three categories and accounted for as follows: debt securities that BancShares has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Securities available for sale consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

At December 31, 2002, the fair value of available for sale securities exceeded the carrying value by $8.0 million. Deferred taxes related to these available for sale securities were $3.2 million, and shareholders’ equity included $4.9 million for the net unrealized gain related to these available for sale securities. At December 31, 2001, the fair value of available for sale securities exceeded the carrying value by $8.0 million. Deferred taxes related to these available for sale securities were $3.2 million, and shareholders’ equity included $4.8 million for the net unrealized gain related to these available for sale securities. BancShares does not maintain a trading account.

BancShares routinely reviews its investment securities to identify any declines in market value that are considered other than temporary. This process involves obtaining a current understanding of the overall financial condition of the issuer and the reasons for any deterioration in value, reviewing the length of time the fair value has been below cost, and considering the degree to which fair value is below cost. To the extent management concludes that declines in fair values of investment securities are other than temporary, BancShares records a charge to earnings and reduces the cost basis of the investment security. During 2002, BancShares recorded other than temporary impairment losses of $96,487 and recorded no such losses during 2001 or 2000. There can be no assurance that additional other than temporary impairment losses will not occur in future periods.

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

As of December 31, 2002 and 2001, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2002	2001

Outstanding commitments to lend, unfunded loans and lines of credit	$231,232,246	221,656,178

Standby letters of credit	$3,781,003	3,274,892

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

BancShares and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of BancShares or the Bank.

Asset Quality

Provision and Allowance for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. BancShares’ customers are generally impacted by local and national economic conditions, as increases in unemployment levels, bankruptcy filings, and other key economic factors can directly or indirectly impact their ability to perform in accordance with the loan terms. In 2002, BancShares charged-off loans net of recoveries of $699,000. This represents a decrease of $286,000 from 2001 net charge-offs of $985,000. The 2001 net charge-offs of $985,000 were an increase of $516,000 from 2000 net charge-offs of $469,000. This increase is partially attributable to the impact of a decline in economic conditions in BancShares’ market areas. The percentage of charge-offs (net of recoveries) to average outstanding loans was 0.10% in 2002, 0.15% in 2001, and 0.08% in 2000. See Table V.

The ratio of total non-performing assets to total loans plus other real estate was 0.13% and 0.00% at December 31, 2002 and 2001, respectively. Assets classified as other real estate were $220,000 and $15,000 at December 31, 2002 and 2001, respectively.

Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that the collection of principal or interest is doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist.

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

At December 31, 2002 the Bank had $724,000 of impaired loans, all of which were on nonaccrual status. At December 31, 2001, the Bank did not have any nonaccrual loans, nor did the Bank have any restructured or impaired loans. At December 31, 2002 and 2001, the bank had $424,000 and $625,000 accruing loans 90 days or more past due.

The allowance for loan losses represented 1.62% and 1.39% of loans outstanding at year end 2002 and 2001, respectively. The allowance for loan losses increased primarily due to increased loan balances, increased bankruptcies and the impact of a declining economy as well as growth within the existing branch network. In addition, in 2002 the provision was increased due to the credit review of some large loan relationships which revealed increased delinquencies and bankruptcy filings and thus the credit score was changed and an increased provision was needed. Also, the credit card portfolio was reviewed through Equifax for credit scoring and it was determined that a higher reserve percentage was needed. During 2002 and 2001, BancShares noted a softening in its market area, with increases in unemployment and increases in bankruptcies. These conditions contributed to the increase in the provision for loan losses during the year. While the full impact of these changes may not be known until future periods, management concluded that additional provisions were necessary to reflect this change in economic conditions during the year. This increased allocation contributed to the increase in the percentage of allowance for loan losses to total loans from 1.39% at December 31, 2001 to 1.62% at December 31, 2002. The Bank’s provision for loan losses charged against earnings was $3,225,000, $3,000,000, and $2,625,000, in 2002, 2001, and 2000, respectively. The increase in the provision for loan losses in 2002 and 2001 was primarily attributable to loan growth in both years, and the origination of loans in acquired branches during 2001, as well as the impact of the matters discussed above. In addition, many of BancShares’ loan originations occurred in new markets through de novo branches where management concluded there is greater risk that loan underwriting quality may not be up to BancShares’ standards as in existing markets.

Management considers the December 31, 2002 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgements about information available to them at the time of their examinations.

Related Party Transactions

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, who are also significant shareholders of BancShares. At December 31, 2002, the first significant shareholder beneficially owned 11,155 shares, or 39.82 percent, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05 percent, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2002, beneficially owned 2,529,519 shares, or 28.61 percent, and 1,384,121 shares, or 15.74 percent, respectively, of the Corporation’s outstanding Class A common stock, and 650,958 shares, or 38.73 percent, and 199,052 shares, or 11.81 percent, respectively, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38 percent, and 104,644 Class B common shares, or 6.23 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is FCB.

The Bank’s contract with FCB was negotiated at arms-length and was approved by BancShares’ Board of Directors. Based on its comparison in previous years of the terms of the contract with terms available to it from other providers of the services being obtained from FCB, management of the Bank believes the terms of its contract with FCB, including prices, are no less favorable to the Bank than could be obtained from an unrelated provider.

The following are expenses paid by BancShares to the Corporation:

	2002	2001	2000

Data and items processing	$3,245,000	3,042,000	2,549,000
Trustee fees	60,000	72,000	82,000
Other	283,000	611,000	447,000

	$3,588,000	3,725,000	3,078,000

The BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $38,454,633 and $41,448,498 at December 31, 2002 and 2001, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $4.1 million of BancShares’ mortgage loans.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, and cash and due from banks. These assets represented 17.97% of deposits at December 31, 2002, a decrease from 22.19% at December 31, 2001.

BancShares’ liquidity ratio, which is defined as cash plus short-term and marketable securities (minus pledged securities) divided by deposits and short-term liabilities, was 17.52% at December 31, 2002, compared to 21.49% at December 31, 2001. In addition, the Bank has a $121 million line of credit with the Federal Home Loan Bank to meet liquidity needs.

BancShares has traditionally maintained high levels of liquidity, characteristic of the high ratio of investment securities to total assets that it maintains. Although loans have increased in each of the recent fiscal periods, BancShares’ ability to manage its liquidity is was due to the increases in deposits to fund the loans made.

Funds received from any maturing investments that are not immediately necessary to sustain BancShares’ liquidity are invested in similar instruments or used to fund any increased loan demand. Investments scheduled to mature within the one year time frame, without consideration of marketable equity securities, represented 78.64% and 88.00% of the total investment securities portfolio at December 31, 2002 and 2001, respectively.

In addition, BancShares held marketable equity securities with fair values of $11.5 million and $11.6 million at December 31, 2002 and 2001, respectively. These investments are classified as available for sale and could be sold at management’s discretion.

BancShares’ consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing, and financing activities for 2002, 2001, and 2000. In 2002, BancShares’ operating activities provided cash flows of $13.1 million. Net income of $8.2 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $31.0 million of BancShares’ cash flow. Loans originated, net, of principal collected, used $61.2 million. Securities purchases used $211.4 million, and expenditures for premises and equipment utilized $2.1 million of BancShares’ cash flow. The cash outflows from these investing activities were offset by $243.0 million of cash received from investment maturities. Net additional cash inflows of $22.5 million resulted from financing activities, principally from deposit inflows of $27.9 million.

In 2001, BancShares’ operating activities provided cash flows of $14.5 million. Net income of $7.4 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, provided $1.1 million of BancShares’ cash flow. Loans originated, net of principal collected, used $51.7 million. Securities purchases used $131.7 million, and expenditures for premises and equipment utilized $2.0 million of BancShares’ cash flow. The cash outflows from these investing activities were offset by $148 million of cash received from investment maturities and $38.7 million of cash received in branch acquisitions. Net additional cash inflows of $18.9 million resulted from financing activities, principally from deposit inflows of $19.4 million.

In 2000, BancShares’ operating activities provided cash flows of $14.3 million. Net income of $8.1 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, used $76.5 million of BancShares’ cash flow. Loans originated, net of principal collected, used $64.3 million. Securities purchases, net of maturities, used $7.7 million, and expenditures for premises and equipment utilized $4.4 million of BancShares’ cash flow. Net additional cash inflows of $59.0 million resulted from financing activities, principally from deposit inflows of $56.5 million.

The Bank has no brokered funds. Jumbo certificates of deposit (“CD’s”) are considered to include all CD’s of $100,000 or more. The Bank does not and has never aggressively bid on these deposits, and it does not seek nor does it accept deposits from outside of its general trade area. Almost all of the Bank’s jumbo CD customers have other relationships with the Bank, including savings, demand and other time deposits and, in some cases, loans. At December 31, 2002 and 2001, jumbo CD’s represented 11.27% and 11.52% of total deposits, respectively.

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

As of December 31, 2002

	Payments due by period (dollars in thousands)

	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total

Deposits	$759,975	90,422	18,936	—	869,333
Short-term borrowings	22,591	—	—	—	22,591
Long-term obligations	—	—	—	23,000	23,000
Lease obligations	326	371	260	744	1,701

Total contractual cash obligations	$782,892	90,793	19,196	23,744	916,625

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of December 31, 2002. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2003 since they are subject to immediate repricing.

	Maturing in period ended December 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)

Assets
Loans:
Fixed rate	$ 84,422	$ 93,468	$ 81,091	$ 11,775	$ 5,520	$ 10,066	$ 286,342	$ 286,654
Average rate (%)	8.71%	8.02%	7.94%	7.54%	7.26%	7.59%	8.15%

Variable rate	$ 212,673	$ 41,111	$ 53,750	$ 16,821	$ 17,372	$ 101,032	$ 442,759	$ 442,759
Average rate (%)	5.12%	4.95%	5.09%	4.79%	4.75%	5.27%	5.11%
Investment securities (1):
Fixed rate	$ 73,988	$ 20,092	—	—	—	$ 6	$ 94,086	$ 94,623
Average rate (%)	2.82%	3.11%	—	—	—	10.93%	2.88%
Liabilities
Savings and interest bearing checking:
Fixed rate	$ 318,460	—	—	—	—	—	$ 318,460	$ 318,460
Average rate (%)	0.75%	—	—	—	—	—	0.75%
Certificates of deposit:
Fixed rate	$ 284,582	$ 66,996	$ 23,426	$ 18,936	—	—	$ 393,940	$ 400,153
Average rate (%)	2.55%	3.60%	4.93%	4.68%	—	—	2.98%
Short-term obligations:
Variable rate	$ 22,591	—	—	—	—	—	$ 22,591	$ 22,591
Average rate (%)	1.09%	—	—	—	—	—	1.09%
Long-term obligations:
Fixed rate	—	—	—	—	—	$ 23,000	$ 23,000	$ 23,230
Average rate (%)	—	—	—	—	—	8.50%	8.50%

   (1)    Marketable equity securities with a book value of approximately $3,468,000 and a fair value of approximately $11,513,000 have been excluded from this table.

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

As of December 31, 2002, BancShares had a positive one year cumulative gap position of 23.51% and a positive total cumulative gap position of 17.62%. BancShares has interest earning assets of $654.0 million maturing or repricing within one year and interest bearing liabilities of $437.6 million repricing within one year. BancShares experienced growth in loans offset by a decrease in investments with maturities of one year or less and a decrease in deposits and short-term borrowings with maturities of one year or less. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

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

Capital Resources

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established risk based capital (“RBC”) adequacy guidelines.

As of December 31, 2002, BancShares’ Leverage Capital Ratio (as defined herein) was 9.46%, as compared to 8.99% and 9.72%, respectively, at year-end 2001 and 2000. Within RBC calculations, BancShares’ assets, including commitments to lend and other off-balance sheet items, are weighted according to Federal regulatory guidelines for the risk considered inherent in the assets. BancShares’ Tier 1 Capital Ratio (as defined herein) as of December 31, 2002 was 12.52% compared to ratios of 12.19% and 11.87% for 2001 and 2000, respectively. The calculation of Total Capital Ratio (as defined herein) allows, in BancShares’ circumstances, the inclusion of BancShares’ allowance for loan losses in capital, but only to a maximum of 1.25% of risk weighted assets. As of December 31, 2002, BancShares’ Total Capital Ratio was 14.26%. The Total Capital Ratios for 2001 and 2000 were 13.95% and 13.29%, respectively.

As of December 31, 2002, the Bank’s Leverage Capital Ratio (as defined above) was 8.74%, which, along with 8.30% and 9.17% as of December 31, 2001 and 2000, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 5%). The Bank’s Tier 1 Capital ratio (as defined above) as of December 31, 2002 was 11.52%, which, along with 11.30% and 11.26% as of December 31, 2001 and 2000, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 6%). As of December 31, 2002, the Bank’s Total Capital Ratio (as defined above) was 12.78%. The Total Capital ratios for 2001 and 2000 were 12.55% and 12.31%, respectively. Total Capital Ratio in all three years represented well-capitalized institutions under FDIC standards (the ratio exceeds 10%).

These ratios will improve if BancShares’ capital increases at a rate proportionately faster than liabilities. Management is aware that growth must be controlled. BancShares’ recent expansion plans discussed elsewhere herein may appear to be contrary to this policy but management is also aware that the process of expanding market share by normal business processes can be very difficult and expensive. Management believes that improvement in its overall market share within an existing trade area is valuable in the long run and should be pursued by BancShares, when it can be done prudently.

BancShares’ primary source of new capital is earnings. In 2002, equity capital increased through retention of earnings by $7.3 million, compared to $6.5 and $7.2 million in 2001 and 2000, respectively. At December 31, 2002, shareholders’ equity totaled $92.3 million, compared to $85.0 million in 2001. Shareholders’ equity at December 31, 2002 and 2001 included, as discussed above, $4.9 million and $4.8 million, respectively, of net unrealized securities gains on available for sale securities.

The ratio of average shareholders’ equity to average total assets was 9.08% in 2002, 8.67% in 2001, and 8.62% in 2000.

Retention of sufficient earnings to maintain an adequate capital position that provides BancShares with expansion capabilities is an important factor in determining dividends. During 2002, BancShares paid $896,000 in dividends, versus $898,000 and $900,000 in 2001 and 2000, respectively. As a percentage of net income, dividends were 10.95% in 2002, 12.13% in 2001, and 11.11% in 2000. The decrease in dividends paid in 2002 compared to 2001 and 2001 compared to 2000 is attributable to a decrease in the number of shares outstanding each year.

Accounting and Other Matters

In June 1998, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares adopted this statement on January 1, 2001, with no material effect on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (Statement 142), “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (Statement 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no material impact on BancShares’ consolidated financial statements.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 was generally effective immediately upon issuance and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. (See Notes 1(k) and 6 to the consolidated financial statements).

In December 2002, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock- Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. BancShares does not expect to be impacted by this Statement, as there currently are no stock options.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and credit worthiness of the customer. See note 13. The adoption of recognition provisions is not expected to be material to BancShares financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have an impact on BancShares’ consolidated financial statements.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares’ liquidity, capital resources or other operations.

Statistical Information

The following tables contain certain additional information regarding BancShares’ business operations.

Table I.
Average Balance Sheet Items and Net Interest Differential
Average Balances and Average Rates Earned and Paid

	Year ended December 31,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

	(Dollars in thousands, taxable-equivalent)
Assets
Interest earning assets:
Loans (1) (2)	$703,631	$50,878	7.23%	$637,682	$56,167	8.81%	$587,468	$56,561	9.63%
Taxable investment securities	116,274	3,571	3.07	133,118	6,787	5.10	149,375	8,569	5.74
Non taxable investment securities (2)	—	—	—	—	—	—	1,322	84	6.35
Overnight funds sold	43,252	684	1.58	46,378	1,673	3.61	13,138	834	6.35
Other investments	14,627	271	1.85	13,269	300	2.26	9,382	294	3.13
Interest bearing deposits in other banks	24,392	385	1.58	34,125	1316	3.86	13,737	851	6.19

Total interest earning assets	$902,176	$55,789	6.18%	$864,572	$66,243	7.66%	$774,422	$67,193	8.68%

Noninterest earning assets:
Cash and due from banks	35,388			33,600			29,928
Premises and equipment	35,124			35,012			34,629
Other assets	21,922			24,643			20,386
Reserve for loan losses	(10,291)			(8,669)			(6,072)

Total assets	$984,319			$949,158			$853,293

Liabilities & Equity
Interest bearing liabilities:
Demand deposits	$107,860	$339	0.31%	$105,342	$750	0.71%	$102,117	$1,594	1.56%
Savings deposits	195,509	2,852	1.46	172,220	4,157	2.41	158,504	5,682	3.58
Time deposits	395,375	13,449	3.40	405,625	21,942	5.41	357,997	20,223	5.65
	21,675	245	1.13	25,474	710	2.79	22,597	1,019	4.51
Long-term borrowings	23,000	1,955	8.50	23,000	1,955	8.50	23,000	1,955	8.50

Total interest bearing liabilities	$743,419	$18,840	2.53%	$731,661	$29,514	4.03%	$664,215	$30,473	4.59%

Noninterest bearing liabilities:
Demand deposits	144,417			125,039			107,508
Other liabilities	7,123			10,195			7,993
Shareholders’ equity	89,360			82,263			73,577

Total liabilities and equity	$984,319			$949,158			$853,293

Interest rate spread (4)			3.65%			3.63%			4.09%

Net interest income and net interest margin (5)		$36,949	4.10%		$36,729	4.25%		$36,720	4.74%

   (1)    Average balances include non-accrual loans.

   (2)    The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 36.5% tax rate for 2002, 2001, and 2000. The taxable equivalent adjustment was approximately $61,000, $87,000, and $145,000 for the years 2002, 2001 and 2000, respectively.

   (3)    See Table X.

   (4)    Interest rate spread is the difference between earning asset yield and interest bearing liability rate.

   (5)    Net interest margin is net interest income divided by average earning assets.

Table II.
Average Balance Sheet Items and Net Interest Differential
Analysis of Changes in Interest Differential

	2002			2001

	Change from previous year due to:			Change from previous year due to:

	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change

			(Dollars in thousands)

Assets
Interest earning assets:
Loans	$5,289	$(10,578)	$(5,289)	$4,628	$(5,022)	$(394)
Taxable investment securities	(688)	(2,528)	(3,216)	(881)	(901)	(1,782)
Non taxable investment securities	—	—	—	(42)	(42)	(84)
Overnight funds sold	(81)	(908)	(989)	1,654	(815)	839
Other investments	24	(53)	(29)	66	(60)	6
Interest bearing balances in other banks	(265)	(666)	(931)	1,026	(561)	465

Total interest earning assets	$4,279	$(14,733)	$(10,454)	$6,451	$(7,401)	$(950)

Liabilities
Interest bearing liabilities:
Demand deposits	(36)	(375)	(411)	(82)	(762)	(844)
Savings deposits	467	(1,771)	(1,304)	485	(2,010)	(1,525)
Time deposits	(452)	(8,041)	(8,493)	2,634	(915)	1,719
Short-term borrowings	(74)	(392)	(466)	104	(413)	(309)
Long-term borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$(95)	$(10,579)	$(10,674)	$3,141	$(4,100)	$(959)

Change in net interest income	$4,374	$(4,154)	$220	$3,310	$(3,301)	$9

______________

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable equivalent basis assuming a blended statutory income tax rate of 36.5% for 2002, 2001, and 2000. The taxable equivalent adjustment was approximately $61,000, $87,000, and $145,000 for the years 2002, 2001 and 2000, respectively. The variance due to rate and volume is allocated equally between the changes in volume and rate.

Table III. Investment Portfolio

The following table sets forth the carrying amount of investment securities:

	December 31,

	2002	2001	2000

	(Dollars in thousands)

U.S. Treasury and U.S. Government agencies	$94,086	$125,446	$142,905
Marketable equity securities	11,513	11,596	8,799

Total	$105,599	$137,042	$151,704

The following table sets forth the maturities of investment securities at December 31, 2002 and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis).

	Within One Year		Maturing After One But Within Five Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)

U.S. Treasury and U.S. Government agencies	$73,988	2.82%	$20,092	3.11%	$6	10.93%
Other (1)	11,513	4.29	—	—	—	—

Total	$85,501	2.89%	$20,092	3.11%	$6	10.93%

   (1)    The “Within One Year” column of the “Other” category includes marketable equity securities held by BancShares. Accordingly, the yield on these securities represents anticipated dividend income rather than interest income.

Table IV. Loan Portfolio

Analysis of Loans by Type and Maturity

The table below classifies loans by major category:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Real estate:
Construction and land development	$124,395	$109,452	$100,727	$79,576	$51,499
Mortgage:
One to four family residential	175,016	164,748	150,164	141,937	134,681
Commercial	190,858	140,637	89,657	74,320	65,339
Equity lines of credit	90,643	81,996	80,766	75,015	62,205
Farmland	7,170	6,176	4,950	5,502	4,983
Commercial and industrial	97,301	121,621	139,599	124,858	79,724
Consumer	35,326	35,142	39,124	37,675	33,849
Agricultural	3,874	4,560	4,697	3,957	4,523
Other	4,518	4,652	5,133	8,308	2,405

Total	729,101	668,984	614,817	551,148	439,208
Less allowance for loan losses	(11,838)	(9,312)	(7,298)	(5,142)	(4,601)

Net loans	$717,263	$659,672	$607,519	$546,006	$434,607

The following table identifies the maturities of all loans as of December 31, 2002, and addresses the sensitivity of these loans to changes in interest rates.

Loan Sensitivity

	December 31, 2002

	Within One Year	One to Five Years	After Five Years	Total

	(Dollars in thousands)

Real estate - construction and land development	$124,395	$—	$—	$124,395
Commercial and industrial	39,648	42,826	14,826	97,300
Other	133,052	278,082	96,272	507,406

	$297,095	$320,908	$111,098	$729,101

Loans maturing after one year with:
Fixed interest rates		$191,854	$10,066	$201,920
Floating or adjustable rates		129,054	101,032	230,086

		$320,908	$111,098	$432,006

Nonperforming Assets

The following analysis identifies other real estate owned and loans that were either on non-accruing, past-due or restructured:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans	$724	$—	$—	$—	$—
Restructured loans	—	—	—	—	—

Total nonperforming loans	724	—	—	—	—
Other real estate	220	15	75	117	111

Total nonperforming assets	$944	$15	$75	$117	$111

Accruing loans 90 days or more past due	$424	$625	$591	$—	$293
Loans at December 31	$729,101	$668,984	$614,817	$551,148	$439,208
Ratio of nonperforming assets to total loans plus other real estate	0.13%	0.00%	0.01%	0.02%	0.03%
Interest income that would have been earned on nonperforming loans had they been performing	$4	$—	$—	$—	$—
Interest income earned on nonperforming loans	$41	$—	$—	$—	$—

Table V. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The table presented below summarizes activity in the allowance for loan losses for each of the years in the five year period ended December 31, 2002:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance for loan losses -beginning of year	$9,312	$7,298	$5,142	$4,601	$4,145
Charge-offs:
Commercial and industrial	745	411	442	430	96
Real estate:
Construction and land development	—	—	—	—	—
Mortgage:
One to four family	678	1,015	581	994	1,192
Commercial	595	230	—	—	—
Equity lines of credit	—	—	—	—	—
Farmland	—	—	301	4	—
Consumer	333	361	165	206	253

Total charge-offs	2,351	2,017	1,489	1,634	1,541

Recoveries:
Commercial and industrial	293	146	178	208	36
Real estate:
Construction and land development	89	47	—	—	—
Mortgage:
One to four family	570	121	692	291	1,193
Commercial	466	487	—	—	—
Equity lines of credit	—	—	—	—	—
Farmland	—	—	96	4	—
Consumer	234	230	54	192	138

Total recoveries	1,652	1,031	1,020	695	1,367

Net charge-offs	699	986	469	939	174
Provision for loan losses	3,225	3,000	2,625	1,200	630
Addition due to acquired branches	—	—	—	280	—

Allowance for loan losses - end of year	$11,838	$9,312	$7,298	$5,142	$4,601

Average loans outstanding during the year	$703,631	$637,682	$587,468	$493,023	$390,162

Ratio of net charge-offs to average loans outstanding	0.10%	0.15%	0.08%	0.19%	0.04%

Allocation of the Allowance for Loan Losses

The composition of the allowance by loan category shown in the table below is based upon management’s evaluation of the loan portfolio, past history, and prevailing economic conditions:

	December 31,

	2002		2001		2000		1999		1998

	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

	(Dollars in thousands)
Real estate:
Construction and
land development	$2,300	17%	$328	16%	$201	16%	$159	14%	$154	12%
Mortgage:
One to four family
residential	2,141	24	827	26	660	24	286	26	456	31
Commercial	2,245	28	1134	21	998	16	166	14	328	15
Equity lines of
credit	595	12	369	12	162	13	150	14	187	14
Commercial,
Industrial and
agricultural	3,605	14	4,424	19	3,217	24	2,712	23	2,132	19
Consumer	769	2	2,039	5	1,329	6	851	7	911	8
Other	167	3	140	1	141	1	228	2	72	1
Unallocated	16	—	51	—	590	—	590	—	361	—

Total	$11,838	100%	$9,312	100%	$7,298	100%	$5,142	100%	$4,601	100%

Table VI. Deposits

The average monthly volume of deposits and the average rates paid on such deposits are presented below:

	2002		2001		2000

	Average Balance	Average Rates	Average Balance	Average Rates	Average Balance	Average Rates

	(Dollars in thousands)

Non-interest bearing demand	$144,417	—%	$125,040	—%	$107,508	—%
Interest bearing demand	107,860	0.31	105,342	0.71	102,117	1.56
Savings	195,509	1.46	172,220	2.41	158,504	3.58
Time deposits	395,376	3.40	405,625	5.41	357,997	5.65

Total deposits	$843,162		$808,227		$726,126

Maturities of time certificates of deposit of $100,000 or more at December 31, 2002 are summarized as follows (dollars in thousands):

Maturity category:
Three months or less	$25,985
Over three through six months	39,343
Over six months through twelve months	27,179
Over one year	5,449

$97,956

Table VII. Return on Equity and Assets

The following table presents certain ratios of BancShares:

	Year ended December 31,

	2002	2001	2000

Return on average assets	0.83%	0.78%	0.95%
Return on average equity	9.16	8.99	11.01
Dividend payout ratio	10.95	12.13	11.11
Average shareholders’ equity to average total assets	9.08	8.67	8.62

Table VIII. Capital Adequacy

The following table presents certain calculations of BancShares’ capital and related ratios:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Total shareholders’ equity	$92,336	$85,030	$77,513
Leverage capital	93,466	85,902	84,047
Tier I capital	93,466	85,902	84,047
Total capital	106,445	98,300	94,114

Leverage capital ratio (1)	9.46%	8.99%	9.72%
Tier I capital ratio	12.52	12.19	11.87
Total capital ratio (2)	14.26	13.95	13.29

______________

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

Table IX. Interest Rate Sensitivity Analysis

	December 31, 2002

	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non- sensitive	Total

	(Dollars in thousands)
Assets:
Loans	$413,812	$45,979	$12,427	$24,854	$497,072	$232,029	$729,101
Investment securities	24,982	49,005	—	—	73,987	31,611	105,598
Overnight funds sold	50,800	—	—	—	50,800	—	50,800
Other	—	—	—	—	—	2,468	2,468
Interest bearing deposits in other banks	32,107	—	—	—	32,107	—	32,107

Total interest earning assets	$521,701	$94,984	$12,427	$24,854	$653,966	$266,108	$920,074

Liabilities:
Savings and checking with interest	$—	$—	$—	$—	$—	$187,996	$187,996
Money market savings	130,464	—	—	—	130,464	—	130,464
Time deposits	50,902	61,467	98,319	73,894	284,582	109,358	393,940
Short-term borrowings	22,591	—	—	—	22,591	—	22,591
Long-term borrowings	—	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$203,957	$61,467	$98,319	$73,894	$437,637	$320,354	$757,991

Interest sensitivity gap	$317,744	$33,517	$(85,892)	$(49,040)	$216,329	$(54,246)	$162,083

Cumulative interest sensitivity gap	$317,744	$351,261	$265,369	$216,329	$216,329	$162,083	$162,083
Cumulative interest sensitivity gap to total interest earning assets	34.53%	38.18%	28.84%	23.51%	23.51%	17.62%	17.62%

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

Table X. Short-Term Borrowings

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)

Federal funds purchased
At December 31	$—	—%	$—	—%	$—	—%
Average during year	—	—	—	—	41	3.01
Maximum month end balance during year	—		—		—

Repurchase agreements
At December 31	$18,979	1.12%	$23,461	2.91%	$23,066	4.50%
Average during year	19,626	1.11	23,193	2.74	20,430	4.34
Maximum month end balance during year	23,342		25,078		23,205

US Treasury tax and loan accounts:
At December 31	$3,612	0.99%	$3,612	1.40%	$3,576	5.72%
Average during year	2,049	1.28	2,281	3.33	2,126	6.15
Maximum month end balance during year	3,612		3,612		3,614

Table XI. Selected Quarterly Data

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First

	(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest income	$13,693	$13,970	$13,962	$14,103	$15,341	$16,375	$16,957	$17,483
Interest expense	4,344	4,562	4,770	5,164	6,175	7,265	7,848	8,226

Net interest income	9,349	9,408	9,192	8,939	9,166	9,110	9,109	9,257
Provision for loan losses	1,225	550	700	750	750	750	750	750

Net interest income after provision for loan losses	8,124	8,858	8,492	8,189	8,416	8,360	8,359	8,507
Noninterest income	2,823	2,588	2,563	2,459	2,531	2,511	2,445	2,463
Noninterest expense (1)	7,716	7,665	7,976	7,781	8,027	7,794	8,087	8,009

Net income before income taxes	3,231	3,781	3,079	2,867	2,920	3,077	2,717	2,961
Income taxes	1,253	1,389	1,099	1,027	1,074	1,130	993	1,081

Net income	$1,978	$2,392	$1,980	$1,840	$1,846	$1,947	$1,724	$1,880

PER SHARE OF STOCK
Net income per common share	$70.60	$85.40	$70.66	$65.68	$65.88	$69.45	$61.42	$66.96
Cash dividends — per common share	8.00	8.00	8.00	8.00	8.00	8.00	8.00	8.00

   (1)    Quarterly data has been restated to reflect the adoption of Statement 147 for 2002 (see note 1(o) of the consolidated financial statements).

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgements of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares’ customers, actions of government regulators, the level of market interest rates, and general economic conditions.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included in Item 7 in the text of BancShares’ Management’s Discussion and Analysis of Financial Condition and Results of Operations (under the caption “Liquidity, Market Risk and Interest Sensitivity”) and is incorporated herein by reference.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors
Fidelity BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity BancShares (N.C.), Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity BancShares (N.C.), Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and on October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.”

Raleigh, North Carolina
February 14, 2003

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks	$47,809,871	46,517,398
Interest bearing deposits in other banks	32,106,848	28,462,716
Overnight funds sold	50,800,000	51,200,000

Total cash and cash equivalents	130,716,719	126,180,114

Investment securities:
Held to maturity (estimated fair value of $94,622,654 in 2002 and $126,502,713 in 2001)	94,085,650	125,446,167
Available for sale (cost of $3,468,310 in 2002 and $3,633,777 in 2001 )	11,512,609	11,595,935

Total investment securities	105,598,259	137,042,102

Loans	729,101,387	668,984,155
Allowance for loan losses	(11,838,076)	(9,312,384)

Loans, net	717,263,311	659,671,771

Federal Home Loan Bank of Atlanta stock, at cost	2,467,600	2,309,400
Premises and equipment, net	34,590,338	35,575,442
Accrued interest receivable	3,588,368	5,453,035
Intangible assets	17,002,830	17,311,024
Other assets	1,496,949	1,176,004

Total assets	$1,012,724,374	984,718,892

Liabilities and Shareholders' Equity

Deposits:
Noninterest-bearing demand deposits	156,932,202	140,965,066
Savings and interest-bearing deposits	318,460,309	294,219,134
Time deposits	393,940,013	406,251,104

Total deposits	869,332,524	841,435,304

Short-term borrowings	22,591,378	27,072,692
Long-term borrowings	23,000,000	23,000,000
Accrued interest payable	3,515,541	6,257,923
Other liabilities	1,949,293	1,922,588

Total liabilities	920,388,736	899,688,507

Shareholders' equity:
Common stock ($25 par value; 29,200 shares authorized;
28,011 and 28,026 shares issued and outstanding in 2002
and 2001, respectively)	700,275	700,650
Surplus	6,163,380	6,166,681
Accumulated other comprehensive income	4,866,801	4,817,106
Retained earnings	80,605,182	73,345,948

Total shareholders' equity	92,335,638	85,030,385

Total liabilities and shareholders' equity	$1,012,724,374	984,718,892

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$50,816,802	56,080,065	56,448,614
Interest and dividends on investment securities:
Non taxable interest income	—	—	50,588
Taxable interest	3,956,116	8,102,521	9,420,583
Dividend income	270,312	300,291	293,792
Interest on overnight funds sold	684,413	1,672,926	833,781

Total interest income	55,727,643	66,155,803	67,047,358

Interest expense:
Deposits	16,639,887	26,848,493	27,499,766
Short-term borrowings	244,688	710,484	1,019,244
Long-term borrowings	1,955,000	1,955,000	1,955,000

Total interest expense	18,839,575	29,513,977	30,474,010

Net interest income	36,888,068	36,641,826	36,573,348
Provision for loan losses	3,225,000	3,000,000	2,625,000

Net interest income after provision for loan losses	33,663,068	33,641,826	33,948,348

Noninterest income:
Service charges on deposit accounts	6,593,139	6,171,758	4,202,024
Other service charges and fees	3,659,772	3,191,263	2,478,240
Other income	353,431	100,621	485,743
Gain (loss) on marketable equity securities	(173,476)	486,141	—

Total noninterest income	10,432,866	9,949,783	7,166,007

Noninterest expenses:
Salaries and employee benefits	17,735,152	16,749,395	15,245,959
Occupancy and equipment	4,970,808	4,958,703	4,767,258
Data processing	3,201,274	2,978,869	2,549,314
Amortization of intangibles	308,194	1,488,690	1,121,078
Other expense	4,779,021	5,270,257	4,712,929
Impairment loss on fixed assets	143,368	470,740	—

Total noninterest expense	31,137,817	31,916,654	28,396,538

Net income before income taxes	12,958,117	11,674,955	12,717,817

Income tax expense	4,768,587	4,278,278	4,616,567

Net income	$8,189,530	7,396,677	8,101,250

Per share information:
Net income	$292.34	263.71	287.97
Cash dividends declared	$32.00	32.00	32.00
Weighted average shares outstanding	28,014	28,049	28,132

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2002, 2001 and 2000

	Common stock

	Shares	Amount	Surplus	Accumulated other comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity

Balance December 31, 1999	28,170	$704,250	6,198,366	3,021,971	59,970,112		69,894,699

Net income for 2000	—	—	—	—	8,101,250	8,101,250	8,101,250
Cash dividends ($32.00 per share)	—	—	—	—	(899,824)	—	(899,824)
Purchase and retirement of common stock	(100)	(2,500)	(22,004)	—	(225,496)	—	(250,000)
Unrealized gain on securities, available for sale, net of deferred taxes of $383,184	—	—	—	666,644	—	666,644	666,644

Comprehensive income						$8,767,894

Balance December 31, 2000	28,070	701,750	6,176,362	3,688,615	66,946,042		77,512,769

Net income for 2001	—	—	—	—	7,396,677	7,396,677	7,396,677
Cash dividends ($32.00 per share)	—	—	—	—	(897,552)	—	(897,552)
Purchase and retirement of common stock	(44)	(1,100)	(9,681)	—	(99,219)	—	(110,000)
Unrealized gain on securities, available for sale, net of deferred taxes of $679,187	—	—	—	1,128,491	—	1,128,491	1,128,491

Comprehensive income						$8,525,168

Balance December 31, 2001	28,026	700,650	6,166,681	4,817,106	73,345,948		85,030,385

Net income for 2002	—	—	—	—	8,189,530	8,189,530	8,189,530
Cash dividends ($32.00 per share)	—	—	—	—	(896,472)	—	(896,472)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)	—	(37,500)
Unrealized gain on securities, available for sale, net of deferred taxes of $32,447	—	—	—	49,695	—	49,695	49,695

Comprehensive income						$8,239,225

Balance December 31, 2002	28,011	$700,275	6,163,380	4,866,801	80,605,182		92,335,638

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,189,530	7,396,677	8,101,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,821,207	4,075,445	3,658,864
(Accretion) amortization on investment securities	(293,346)	133,119	(246,358)
(Gain) loss on disposition or abandonment of premises and equipment	(180,137)	661	(16,260)
Impairment loss on premises and equipment	143,368	470,740	—
Provision for loan losses	3,225,000	3,000,000	2,625,000
Origination of loans held for sale	—	(5,972,250)	(3,508,450)
Proceeds from sales of loans held for sale	—	6,004,882	3,555,810
Gain on sales of loans held for sale	—	(32,632)	(47,360)
Gain on exchange of marketable equity securities	—	(458,395)	—
Loss (gain) on sale of marketable equity securities	76,989	(27,746)	—
Impairment loss on marketable equity securities	96,487	—	—
(Gain) loss on other real estate	(17,788)	31,481	138,235
Deferred income taxes	(773,844)	(1,153,726)	(1,015,704)
Decrease (increase) in accrued interest receivable	1,864,667	508,732	(1,137,500)
(Increase) decrease in other assets, net	(83,157)	1,020,529	748,045
Increase (decrease) in other liabilities, net	768,102	(446,564)	(154,486)
(Decrease) increase in accrued interest payable	(2,742,382)	(48,258)	1,576,396

Net cash provided by operating activities	13,094,696	14,502,695	14,277,482

Cash flows from investing activities:
Purchase of securities held to maturity	(211,347,637)	(130,675,124)	(39,653,069)
Purchase of securities available for sale	(67,069)	(1,000,000)	—
Proceeds from sale of securities available for sale	59,061	496,964	—
Proceeds from maturities and issuer calls of securities held to maturity	243,001,500	148,000,630	32,001,079
Proceeds from sales of other real estate owned	490,400	443,519	—
Purchase of FHLB of Atlanta stock	(158,200)	(139,700)	(110,400)
Net increase in loans	(61,226,940)	(51,690,926)	(64,276,382)
Purchases of premises and equipment	(2,091,140)	(2,991,518)	(4,436,232)
Proceeds from sales of premises and equipment	300,000	—	—
Net cash received on purchases of branches	—	38,694,109	—

Net cash (used) provided by investing activities	(31,040,025)	1,137,954	(76,475,004)

Cash flows from financing activities:
Net increase in deposits	27,897,220	19,429,944	56,506,319
Net (decrease) increase in short-term borrowings	(4,481,314)	431,106	3,669,035
Cash dividends paid	(896,472)	(897,552)	(899,824)
Purchase and retirement of common stock	(37,500)	(110,000)	(250,000)

Net cash provided by financing activities	22,481,934	18,853,498	59,025,530

Net increase (decrease) in cash and cash equivalents	4,536,605	34,494,147	(3,171,992)
Cash and cash equivalents at beginning of year	126,180,114	91,685,967	94,857,959

Cash and cash equivalents at end of year	$130,716,719	126,180,114	91,685,967

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$21,581,957	29,562,235	28,897,614

Cash paid during the year for income taxes	$5,558,395	5,162,160	5,823,064

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred tax effects of $32,447, $679,187 and $383,184, respectively	$49,695	1,128,491	666,644

Transfer of foreclosed loans to other real estate	$710,400	415,000	187,861

See accompanying notes to consolidated financial statements.

(1)       Summary of Significant Accounting and Reporting Policies

(a)     Nature of Operations

Fidelity BancShares (N.C.), Inc. (the “Company”) is a bank holding company incorporated under the General Corporation Law of the State of Delaware. The principal activity of the Company is ownership of The Fidelity Bank (the “Bank”), which operates sixty-two offices primarily in central North Carolina, and FIDBANK Capital Trust I (the “Trust”), a statutory business trust created under the laws of the State of Delaware that issued $23,000,000 of 8.50% Capital Securities (the “Capital Securities”) in June 1999 maturing in 2029.

The Bank’s primary source of revenue is derived from interest income on loans to customers and from its investment securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

(b)     Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Bank and the Trust, the Company’s wholly owned subsidiaries. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. There have been no transactions by Fidelity Properties, Inc. other than the initial capitalization. TFB Financial Services, Inc., provides depositors alternative nondeposit investment products. All significant intercompany transactions have been eliminated in consolidation.

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

(e)     Investment Securities

The Company accounts for investment securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either securities held to maturity or trading securities are classified as available for sale and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. The classification of securities is determined by management at the date of purchase. The Company does not hold any trading securities.

Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method. Gains and losses on sales of securities, computed based on specific identification of the amortized cost of each security, are included in other income at the time of the sale. Gains or losses may also be recognized on equity securities when the issuer is involved in a business combination. These transactions are recognized in the period the business combinations are consummated.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

(f)      Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is recorded as earned on an accrual basis.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are current or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt (as determined by the contractual terms of the note). Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

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

(g)     Allowance and Provision for Loan Losses

The Company provides for loan losses on the allowance method. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses inherent in the loan portfolio. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions.

Allowances for loan losses related to loans that are identified as impaired are based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogeneous loans that are collectively evaluated for impairment (such as credit card, residential mortgage, and consumer installment loans) are excluded from this impairment evaluation and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy discussed above.

Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

(i)      Membership/Investment in Federal Home Loan Bank of Atlanta Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). Membership provides the Company with the ability to draw $121,000,000 of advances from the FHLB, subject to a signed blanket collateral agreement. No advances were drawn by the Company in 2002 or 2001.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2002 and 2001, the Company owned 24,676 and 23,094 shares of the FHLB’s $100 par value capital stock, respectively. No ready market exists for such stock, which is carried at cost.

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

(k)     Intangible Assets

Intangible assets are composed primarily of goodwill and core deposit premiums. Effective January 1, 2002, goodwill is no longer amortized. Prior to that time goodwill was amortized over a period of approximately 15 years. Core deposit premiums are generally amortized using the straight-line method over a period of 15 years and the useful lives are periodically reviewed for reasonableness.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (Statement 142), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Statement 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. BancShares adopted the provisions of Statement 141 as of June 30, 2001 and fully adopted Statement 142 as of January 1, 2002. Accordingly, goodwill ceased being amortized on January 1, 2002. There were no acquisitions between July 1, 2001 and December 31, 2001.

Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required BancShares to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2003 and thereafter.

See Note 6 for additional information concerning the adoption of these new accounting standards.

(l)      Income Taxes

Income tax expense is based on consolidated net income and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting. The Company uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are recovered or settled. The Bank and its subsidiaries are included in the consolidated federal return filed by the Company. Each subsidiary pays its allocation of federal income taxes or receives a payment to the extent that tax benefits are realized. The Company and its subsidiaries each file separate state income tax returns.

(m)    Net Income Per Share

Net income per share is computed based on the weighted average number of common shares outstanding during the year. The Company had no potentially dilutive securities for any of the periods presented.

(n)     Segment Reporting

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement has no effect on the Company’s consolidated financial statements as the Company’s only operating segment is commercial banking.

(o)     New Accounting Standards

In June 1998, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. The Company adopted this statement on January 1, 2001, with no material effect on its consolidated financial statements.

In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” See Notes 1(k) and 6.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (Statement 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The Company also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of this statement to have a material effect on its consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 144 also supersedes Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 was generally effective immediately upon issuance and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. (See Notes 1(k) and 6)

In December 2002, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock- Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. The Company does not expect to be impacted by this Statement, as there currently are no stock options outstanding.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. See note 13.

(p)    Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements of the Company have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on net income or shareholders’ equity of the Company.

(2)       Acquisitions of Branches

On February 11, 2003 the Company entered into an agreement to purchase four branches from First-Citizens Bank & Trust Company, a related party (see Note 16). Assets and deposits to be acquired are $30,687,000 (unaudited) and $116,158,000 (unaudited), respectively. An intangible asset of approximately $9,216,000 (unaudited) would result from this purchase. This purchase is subject to applicable regulatory approval. The purchase is expected to close in the second quarter of 2003.

The Company had no acquisitions of branches in 2002.

On February 23, 2001, the Company purchased three branches from First Union National Bank. Assets and deposits acquired were $5,819,000 and $49,492,000, respectively. An intangible asset of approximately $6,023,000 resulted from this purchase. The proforma combined results of operations, assuming these acquisitions had occurred at the beginning of 2001 is not considered material.

The Company had no acquisitions of branches in 2000.

(3)       Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, 2002 and 2001 are as follows:

	2002

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available for sale:
Marketable equity securities	$3,468,310	8,194,544	(150,245)	11,512,609

Held to maturity:
U.S. Agency	59,103,775	242,316	—	59,346,091
U.S. Treasury	34,981,875	294,688	—	35,276,563

	$94,085,650	537,004	—	94,622,654

	2001

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available for sale:
Marketable equity securities	$3,633,777	8,070,432	(108,274)	11,595,935

Held to maturity:
U.S. Agency	90,399,469	950,119	—	91,349,588
U.S. Treasury	35,046,698	106,427	—	35,153,125

	$125,446,167	1,056,546	—	126,502,713

The amortized cost and estimated fair value of debt securities at December 31, 2002 by contractual maturities are as follows:

	Amortized cost	Estimated fair value

Due in one year or less:
U.S. Treasury	$19,988,054	19,990,625
U.S. Agency	24,999,475	25,073,125
Due after one year through five years:
U.S. Treasury	14,993,821	15,285,938
U.S. Agency	34,098,123	34,265,624
Due after ten years:
U.S. Agency	6,177	7,342

	$94,085,650	94,622,654

During the third and fourth quarters of 2002, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $96,487. This was a result of unrealized losses that were deemed to be other than temporary.

In addition, during 2002, BancShares recognized gross realized losses of $76,989 from sales of other investment securities.

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

Investment securities with an amortized cost of approximately $80,095,000 and $76,891,000 were pledged to secure public deposits at December 31, 2002 and 2001, respectively. See note 7.

(4)       Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Loans secured by real estate:
Construction	$124,394,955	109,452,372
Single-family residential	175,016,491	164,748,104
Equity lines of credit	90,642,838	81,995,522
Farmland	7,170,168	6,175,707
Commercial	190,857,716	140,637,253
Commercial	97,301,328	121,620,972
Consumer	35,325,845	35,142,333
Agricultural	3,873,712	4,560,013
Other	4,518,334	4,651,879

	729,101,387	668,984,155

Allowance for loan losses	(11,838,076)	(9,312,384)

	$717,263,311	659,671,771

There were no loans designated as held for sale at December 31, 2002 and 2001.

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

The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the years ended December 31, 2002 and 2001:

	2002	2001

Balance at beginning of year	$4,962,505	5,662,749
New loans	202,961	80,376
Principal repayments	(563,632)	(780,620)

Balance at end of year	$4,601,834	4,962,505

A summary of the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Balance at beginning of year	$9,312,384	7,297,833	5,141,647
Provision for loan losses	3,225,000	3,000,000	2,625,000
Charge-offs	(2,351,664)	(2,016,848)	(1,488,940)
Recoveries	1,652,356	1,031,399	1,020,126

Balance at end of year	$11,838,076	9,312,384	7,297,833

At December 31, 2002, the Company had $724,000 of impaired loans (all of which are on nonaccrual status) and $424,000 of accruing loans ninety days or more past due. In 2001, the Company had no nonaccrual loans or impaired loans and $625,000 of accruing loans ninety days or more past due. The interest that was earned on nonaccrual loans in 2002 was $41,000. The interest that would have been earned on these loans had they been performing was $4,000. As of December 31, 2002 and 2001, the balance of other real estate acquired through foreclosure was $220,000 and $15,000, respectively.

(5)       Premises and Equipment

Premises and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001

Land	$10,817,698	10,905,167
Building and improvements	30,718,727	30,033,687
Furniture and equipment	11,017,374	10,402,712

	52,553,799	51,341,566

Less accumulated depreciation	(17,963,461)	(15,766,124)

Premises and equipment, net	$34,590,338	35,575,442

In May 2002, the Company elected to close one branch. The Company analyzed the results of operations of the branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. At June 30, 2002, the Company had accrued impairment losses of approximately $143,000 including $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, the Company closed the branch with no material adjustments being made to the accrued impairment costs.

In April 2001, the Company analyzed the results of operations for two branches through the first three months taking into consideration recent economic conditions and the performance of these branches during the first quarter. The Company concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,000 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which were deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, the Company approved the closing of the two branches in the second and third quarters of 2001. The Company recorded an additional charge of $173,000 in the second quarter which is primarily related to the remaining lease payments and costs to close these branches. During the third quarter of 2001 management revised its estimate of closing costs and recorded a recovery of $7,000.

(6)       Goodwill and Intangibles

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2002 and 2001 and the carrying amount of unamortized intangible assets as of December 31, 2002 and 2001.

	December 31, 2002		December 31, 2001

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Branch acquisitions	$4,626	2,319	$22,094	$5,527

Unamortized intangible assets:
Goodwill	$14,696	—	$744	—

The scheduled amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter is as follows:

(Dollars in thousands)	Scheduled Amortization Expense

2003	$308
2004	308
2005	308
2006	308
2007	308
2008 and after	767

Total	$2,307

The following table presents the adjusted effect on net income and on basic net income per share excluding the amortization of goodwill for the years ended December 31, 2002, 2001 and 2000:

(Dollars in thousands, except per share data)	For the years ended December 31,

	2002	2001	2000

Net income	$8,190	7,397	8,101
Add back: Goodwill amortization	$—	743	512

Adjusted net income	$8,190	8,140	8,613

Net income per share:
As reported	$292.34	263.71	287.97
Goodwill amortization	$—	26.49	18.20

Adjusted net income per share	$292.34	290.20	306.17

(7)       Deposits

At December 31, 2002 and 2001, time deposits of $100,000 or more amounted to approximately $97,956,000 and $96,912,000, respectively. For the years ended December 31, 2002, 2001, and 2000, interest expense on time deposits of $100,000 or more amounted to approximately $3,521,000, $3,951,000, and $4,491,000, respectively.

Time deposit accounts as of December 31, 2002, mature in the following years and approximate amounts: 2003 – $284,582,000; 2004 – $66,996,000; 2005 – $23,426,000, and thereafter $18,936,000.

(8)       Short-Term Borrowings

Short-term borrowings at December 31, 2002 and 2001 consist of the following:

	2002	2001

Securities sold under agreements to repurchase	$18,979,000	23,461,000
Treasury tax and loan deposits	3,612,378	3,611,692

	$22,591,378	27,072,692

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2002	2001

Average rate during year	1.11%	2.74%

Average balance during year	$19,626,438	23,192,981

Maximum month-end balance during year	23,342,000	25,078,000

These borrowings have maturities of less than 90 days. Securities sold under agreements to repurchase represent transactions whereby the Bank sells investment securities to certain of its commercial customers on an overnight basis and repurchases such securities the next day. At December 31, 2002, $28,498,123 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

(9)       Long-Term Borrowings

The $23,000,000 long-term obligations at December 31, 2002 are Capital Trust Securities of the Trust which were issued during 1999. These long-term obligations, which qualify as Tier 1 Capital for the Company, bear interest at 8.50% and mature in 2029. The Company may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23,711,000 of 8.50% Junior Subordinated Debentures of the Company due 2029. Considered together, the undertakings constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the Capital Securities.

(10)     Income Taxes

The components of income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Current:
Federal	$4,659,433	4,821,406	5,012,050
State	882,998	610,598	620,221

	5,542,431	5,432,004	5,632,271

Deferred:
Federal	(634,065)	(956,777)	(850,184)
State	(139,779)	(196,949)	(165,520)

	(773,844)	(1,153,726)	(1,015,704)

	$4,768,587	4,278,278	4,616,567

The reconciliation of expected income tax expense at the statutory federal rate with income tax expense for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Expected income tax expense at statutory rate (35%)	$4,535,341	4,086,234	4,451,236
Increase (decrease) in income tax expense resulting from:
State taxes, net	483,092	268,872	295,555
Tax exempt income	(63,367)	(73,861)	(14,592)
Other, net	(186,479)	(2,967)	(115,632)

	$4,768,587	4,278,278	4,616,567

The deferred tax components at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$4,674,264	3,676,995
Deferred compensation	401,970	405,913
Depreciation	391,613	364,028
Pension costs	394,460	209,802
Other	148,121	81,111

Total gross deferred tax assets	6,010,428	4,737,849

Valuation allowance	(15,774)	(8,018)

Total net deferred tax assets	5,994,654	4,729,831

Deferred tax liabilities:
Bond accretion	(80,312)	(41,867)
Amortization of intangibles	(483,396)	(30,862)
Unrealized gains on available for sale securities	(3,177,499)	(3,145,052)

Total gross deferred tax liabilities	(3,741,207)	(3,217,781)

Net deferred tax asset	$2,253,447	1,512,050

A portion of the change in the deferred tax assets relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $32,447 as of December 31, 2002 has been recorded directly to shareholders’ equity. A valuation allowance for deferred tax assets of $15,774 and $8,018 was required as of December 31, 2002 and 2001, respectively. Management has recorded this valuation allowance to reduce the deferred tax assets to the level for which it has determined that they are more likely than not to be realized.

(11)     Employee Benefit Plans

Capital Accumulation Plan

The Company has a profit sharing 401(k) plan (the Plan) for all full time employees with at least one year of service, which covers substantially all employees. Under the Plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code, not to exceed 16% of the participant’s compensation. The Company matches 100% of such contributions for the first 3% of the participant’s contributions and 50% of the next 3%. Further, the Company may make additional contributions on a discretionary basis. The Plan provides that employees’ contributions are 100% vested at all times and the Company’s contributions are 100% vested after five years of service. The Company incurred $392,217, $378,627, and $330,519 of expense related to the Plan for the years ended December 31, 2002, 2001, and 2000, respectively. The majority of the Plan’s assets are held by a related party as trustee. See note 16 for additional information.

Pension Plan

The Company has a noncontributory, defined benefit pension plan (“Retirement Plan”) which covers substantially all full-time employees. The Company’s funding policy is based on actuarially calculated amounts to fund normal pension cost and any unfunded accrued liability. The Retirement Plan utilizes the projected unit credit actuarial cost method.

The following table reconciles the beginning and ending balance of the Retirement Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants as of December 31, 2002 and 2001:

	2002	2001

Net benefit obligation at beginning of year	$8,470,022	7,789,643
Service cost	470,937	357,145
Interest cost	648,241	560,778
Actuarial loss	1,270,456	38,765
Transfers from affiliated banks	493,366	—
Gross benefits paid	(341,716)	(276,309)

Net benefit obligation at end of year	$11,011,306	8,470,022

The following table reconciles the beginning and ending balances of the Retirement Plan’s assets as of December 31, 2002 and 2001:

	2002	2001

Fair value of plan assets at beginning of year	$7,923,607	8,358,015
Actual loss on plan assets	(523,473)	(158,099)
Transfers from affiliated banks	567,315	—
Benefits paid	(341,716)	(276,309)

Fair value of plan assets at end of year	$7,625,733	7,923,607

The following table presents information regarding the funded status of the Retirement Plan as of December 31, 2002 and 2001:

	2002	2001

Unfunded status at the end of year	$(3,385,573)	(546,415)

Unrecognized net actuarial loss	$2,357,772	13,520
Unrecognized prior service cost	28,788	38,348
Unrecognized transition asset	—	(36,799)

Net liability recognized at end of year	$(999,013)	(531,346)

The following table presents the components of net periodic benefit cost for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Service cost	$470,937	357,145	303,114
Interest cost	648,241	560,778	531,945
Expected return on assets	(624,702)	(607,564)	(571,548)
Amortization of:
Transition asset	(36,799)	(55,173)	(55,173)
Prior service cost	9,560	9,560	9,560
Actuarial loss	430	—	—

Net periodic benefit cost	$467,667	264,746	217,898

Actuarial assumptions used to determine the Retirement Plan’s funded status were as follows:

	2002	2001	2000

Discount rate	6.50%	7.00%	7.25%
Rate of increase in compensation levels	4.75%	4.75%	4.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

The majority of the Retirement Plan’s assets are held by a related party who serves as trustee. See note 16 for additional information.

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements

The Company has in place Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements (the “Agreements”) covering two of its executive officers. The Agreements provide for certain benefits to be paid to the executive officers upon either their retirement (as defined in the Agreements) or their death. The Company’s accrual (included in other liabilities) for these future benefits was approximately $1,018,000 and $1,028,000 at December 31, 2002 and 2001, respectively.

(12)     Regulatory Restrictions

The Company is regulated by the Board of Governors of the Federal Reserve System (FRB). The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of North Carolina Office of the Commissioner of Banks.

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

Under regulations of the Federal Reserve, banking affiliates are required to maintain certain average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2002 and 2001 the Bank was required to maintain such balances at $16,541,000 and $14,415,000, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Bank was considered to be “well capitalized” under FDIC standards. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since December 31, 2002 that management believes have changed the category of the Bank.

A cash dividend of $8.00 per share was declared by the Board of Directors on January 27, 2003, payable March 31, 2003, to holders of record as of March 1, 2003.

The actual capital amounts and ratios for the Company are presented in the table below (dollars in thousands):

	Amount	Rate	For capital adequacy purposes

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$106,445	14.26%	>=8.00%
Tier 1 Capital (to Risk Weighted Assets)	93,466	12.52%	>=4.00%
Tier 1 Capital (to Average Assets)	93,466	9.46%	>=3.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$98,300	13.95%	>=8.00%
Tier 1 Capital (to Risk Weighted Assets)	85,902	12.19%	>=4.00%
Tier 1 Capital (to Average Assets)	85,902	8.99%	>=3.00%

The actual capital amounts and ratios for the Bank are presented in the table below (dollars in thousands):

	Amount	Rate	For capital adequacy purposes	To be well capitalized under prompt corrective action provisions

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$94,939	12.78%	>=8.00%	>=10.00%
Tier 1 Capital (to Risk Weighted Assets)	85,620	11.52%	>=4.00%	>=6.00%
Tier 1 Capital (to Average Assets)	85,620	8.74%	>=3.00%	>=5.00%

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$87,301	12.55%	>=8.00%	>=10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,598	11.30%	>=4.00%	>=6.00%

Tier 1 Capital (to Average Assets)	78,598	8.30%	>=3.00%	>=5.00%

(13)     Commitments and Contingencies

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

The Company’s risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit or standby letter of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies on the borrower in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2002 and 2001, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2002	2001

Outstanding commitments to lend, unfunded loans and lines of credit	$231,232,246	221,656,178
Standby letters of credit	$3,781,003	3,274,892

The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 is $3,781,003. At December 31, 2002, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial.

The Company’s lending is concentrated primarily in central North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Company’s customers through multiple lending transactions; however, there is no concentration to any single customer or industry.

BancShares and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of BancShares or the Bank.

(14)     Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instruments’ values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

Accrued Interest Receivable and Payable

The carrying amount of accrued interest approximates fair value due to its short-term nature.

The following table presents information for financial assets and liabilities as of December 31, 2002 and 2001 (in thousands):

	2002		2001

	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
Cash and due from banks and interest bearing deposits in other banks	$79,917	79,917	74,980	74,980
Overnight funds sold	50,800	50,800	51,200	51,200
Investment securities
available for sale	11,513	11,513	11,596	11,596
Investment securities held to maturity	94,086	94,623	125,446	126,503
Federal Home Loan Bank of
Atlanta stock	2,468	2,468	2,309	2,309
Accrued interest receivable	3,588	3,588	5,453	5,453
Loans, net	717,263	717,575	659,672	661,911

Financial liabilities:
Deposits	$869,333	875,546	841,435	847,349
Short-term borrowings	22,591	22,591	27,073	27,073
Long-term borrowings	23,000	23,230	23,000	23,115
Accrued interest payable	3,516	3,516	6,258	6,258

(15)     Parent Company Financial Data

The Company’s principal assets are its investments in the Bank and the Trust. Condensed financial statements for the parent company as of December 31, 2002 and 2001 are as follows (in thousands):

CONDENSED BALANCE SHEETS

	2002	2001

Assets
Cash	$2,836	2,239
Investments	11,513	11,596
Investment in subsidiaries	103,547	96,773
Other assets	1,543	1,433

Total assets	$119,439	112,041

Liabilities and Shareholders’ Equity
Other liabilities	$214	154
Long-term borrowings	23,711	23,711
Deferred tax liability	3,178	3,146
Shareholders’ equity	92,336	85,030

Total liabilities and shareholders’ equity	$119,439	112,041

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000

Dividends from bank subsidiary	$2,875	3,875	2,875
Other dividends	149	138	126
Gain on exchange of marketable equity securities	—	458	—
(Loss) gain on marketable equity securities	(173)	28	—
Interest expense on long-term borrowings	(2,015)	(2,015)	(2,015)
Miscellaneous expenses	(172)	(160)	(169)
Income tax benefit	752	527	691

Income before equity in undistributed earnings of subsidiaries	1,416	2,851	1,508

Equity in undistributed earnings of subsidiaries	6,774	4,546	6,593

Net income	$8,190	7,397	8,101

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,190	$7,397	$8,101
Equity in undistributed earnings of subsidiaries	(6,774)	(4,546)	(6,593)
Loss on sale of assets	77	—	—
Loss on impairment of assets	96	—	—
Increase in other liabilities	60	61	457
Decrease (increase) in other assets	(110)	290	(617)

Net cash provided by operating activities	1,539	3,202	1,348

Cash flows from investing activities:
Purchases of investments	(67)	(988)	—
Sales of investments	59	—	—

Net cash used by investing activities	(8)	(988)	—

Cash flows from financing activities:
Dividends paid	(896)	(898)	(900)
Purchase and retirement of common stock	(38)	(110)	(250)

Net cash used in financing activities	(934)	(1,008)	(1,150)

Net increase in cash and cash equivalents	597	1,206	198

Cash and cash equivalents at beginning of year	2,239	1,033	835

Cash and cash equivalents at end of year	$2,836	$2,239	$1,033

Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on available for sale securities, net of tax effects of $32, $679, and $383	$50	$1,128	$667

(16)     Related Parties

The Company has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, who are also significant shareholders of the Company. At December 31, 2002, the first significant shareholder beneficially owned 11,155 shares, or 39.82%, of the Company’s outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of the Company’s outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2002, beneficially owned 2,529,519 shares, or 28.61%, and 1,384,121 shares, or 15.74%, respectively, of the Corporation’s outstanding Class A common stock, and 650,958 shares, or 38.73%, and 199,052 shares, or 11.81%, respectively, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B common shares, or 6.23%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“FCB”).

The Bank is party to a contract with First-Citizens Bank and Trust Company, (FCB) pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank’s pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2002 totaled approximately $3.6 million.

The following are fees paid by BancShares to FCB:

	2002	2001	2000

Data and items processing	$3,245,000	3,042,000	2,549,000
Trustee fees	60,000	72,000	82,000
Other	283,000	611,000	447,000

	$3,588,000	3,725,000	3,078,000

The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $38,454,633 and $41,448,498 at December 31, 2002 and 2001, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $4.1 million of BancShares’ mortgage loans.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists BancShares’ and the Bank’s current directors.

Name and age	Position(s) with us and the Bank	Year first Selected (1)	Principal occupation and business experience

F. Ray Allen (43)	Director	1992	President, Uwharrie Lumber Company, Troy, NC (hardwood lumber manufacturer)

Haywood A. Lane, Jr. (66)	Vice Chairman	1979	President of Fidelity Bancshares (N.C.), Inc. and The Fidelity Bank

D. Gary McRae	Director	1999	President, and Chief Executive Officer, McRae

(52)

Industries, Inc.; President, New South Realty; President, McRae Office Solutions, Inc.; President, Compsee, Inc.; Chairman and Chief Executive Officer, Dan Post Boot Co.; Chairman, Footwear Division; President and Chief Executive Officer, American Mortgage & Investment Co.

Wallace H. Mitchell (75)	Director	1968	Retired; Partner, Mitchell Farms; former Secretary-Treasurer and General Manager, Mitchell Chevrolet Company, Fuquay-Varina, NC (automobile dealership)

Sam C. Riddle, Jr. (75)	Director	1979	Owner and former President, Riddle Equipment Company, Inc., Carthage, NC (farm equipment dealer)

David E. Royal (49)	Executive Vice President	2002	Executive officer of the Bank

Ernest W. Whitley, Jr. (55)	President (2)	2002	Executive officer of the Bank

Billy T. Woodard (72)	Chairman and Chief Executive Officer	1970	Executive officer of the Bank

(1)       “Year first elected” indicates the year in which each individual became our director or, if prior to our reorganization in 1987, a director of the Bank.

(2)       Mr. Whitley, who was elected our and the Bank’s President effective January 1, 2002, previously served as Executive Vice President of the Bank.

The following are BancShares’ current executive officers.

Billy T. Woodard (age 72) serves as our Chief Executive Officer and Chairman of the Board of Directors (since 1979). He is also a Director of BancShares and the Bank (since 1970). He previously served as President of BancShares and the Bank (1977-1997).

Haywood A. Lane, Jr. (age 66) serves as our Vice Chairman (since 2001) and is a Director of BancShares and the Bank (since 1979). He previously served as President of BancShares and the Bank (1997-2001).

Ernest W. Whitley, Jr. (age 55) serves as our President (since 2001). He previously served as Executive Vice President (2001) and as a City Executive of the Bank (1987-2001).

David E. Royal (age 49) serves as our Executive Vice President (since 2002). He previously served as a Regional Supervisor of the Bank (1990-2001).

ITEM 11 – EXECUTIVE COMPENSATION

Cash Compensation

The following table shows the cash and certain other compensation paid to or deferred by certain executive officers of BancShares for the years indicated. BancShares’ executive officers also serve, and are compensated, as officers of the Bank, and they receive no salaries or other separate or additional compensation from BancShares for their services as executive officers of BancShares.

SUMMARY COMPENSATION TABLE

	Annual compensation

Name and principal position	Year	Salary (1)	Bonus	Other annual compensation (2)	All other compensation (3)

Billy T. Woodard Chairman and Chief Executive Officer	2002	$273,840	$-0-	$ -0-	$9,584
	2001	261,000	-0-	2,400	7,890
	2000	247,000	-0-	2,400	8,028
Haywood A. Lane, Jr. Vice Chairman	2002	$229,120	$-0-	$ -0-	$6,873
	2001	218,000	-0-	2,400	7,975
	2000	204,000	-0-	2,400	7,950
Ernest W. Whitley, Jr. President	2002	$221,084	$-0-	$ -0-	$16,464
	2001	161,619	25,000	-0-	15,268
	2000	137,500	25,000	-0-	3,094
David E. Royal Executive Vice President	2002	$194,578	$-0-	$ -0-	$14,431
	2001	155,154	25,000	-0-	13,115
	2000	137,500	25,000	-0-	2,062

______________

(1)       Includes amounts of salary deferred at the election of each named officer pursuant to the Bank’s Section 401(k) salary deferral plan.

(2)       Consists entirely of directors’ fees received by each named officer.

(3)       Consists entirely of the Bank’s contributions on behalf of each named officer to the Bank’s Section 401(k) salary deferral plan. The 2002 amounts for Mr. Woodard and Mr. Lane consist entirely of the Bank’s contributions to the Bank’s Section 401(k) plan for their respective accounts. The 2002 amounts for Mr. Whitley and Mr. Royal consist of $8,500 and $8,275, respectively, in contributions made by the Bank to the Section 401(k) plan for their accounts, and $7,964 and $6,156, respectively, for the Bank’s portion of premiums paid for life insurance policies purchased to fund supplemental retirement benefits for them.

Pension Plan

The following table shows, for various numbers of years of service and levels of compensation, the estimated annual benefits payable to a participant at normal retirement age under the Bank’s qualified defined benefit pension plan (the “Pension Plan”) based on federal tax laws currently in effect.

	Years of service

Final Average compensation	10 years	20 years	30 years	40 years

$ 50,000	$6,686	$13,372	$20,058	$26,401
75,000	11,311	22,622	33,933	44,089
100,000	15,936	31,872	47,808	61,776
125,000	20,561	41,122	61,683	79,464
150,000	25,186	50,372	75,558	97,151
175,000	29,256	58,512	87,768	112,716
200,000	29,256	58,512	87,768	112,716
225,000	29,256	58,512	87,768	112,716
250,000	29,256	58,512	87,768	112,716
300,000	29,256	58,512	87,768	112,716
350,000	29,256	58,512	87,768	112,716

Benefits shown in the table are computed as straight life annuities beginning at age 65 and are not subject to a deduction for Social Security benefits or any other offset amounts. Those benefits will be actuarially increased or decreased if benefit payments begin after or before age 65. A participant’s annual compensation covered by the Pension Plan includes base salary, bonuses, overtime pay (including amounts deferred pursuant to the Bank’s Section 401(k) salary deferral plan), and a participant’s benefits are based on his or her “final average compensation,” which is the participant’s highest average covered compensation for five consecutive years during his or her last ten complete calendar years as a Pension Plan participant. However, under current tax laws, $200,000 is the maximum amount of annual compensation for 2003 that can be included for purposes of calculating a participant’s final average compensation, and the maximum annual benefit that may be paid to a retiring participant is $160,000. In the case of participants who begin receiving benefits before or after that age, the maximum benefit amount is actuarially adjusted. The maximum years of credited service which may be counted in calculating benefits under the Pension Plan is 40 years.

The estimated years of service and the estimated final average compensation as of December 31, 2002, for each of the named executive officers in the Summary Compensation Table above were as follows: Billy T. Woodard - 40 years and $172,000; and Haywood A. Lane, Jr. - 40 years and $172,000; Ernest W. Whitley, Jr. – 33 years and $160,990; and David E. Royal – 28 years and $157,900.

Post-Retirement Consultation Agreements; Supplemental Retirement Benefits

The Bank is party to agreements with Billy T. Woodard and Haywood A. Lane, Jr. which provide that, upon the officers’ retirement from full-time employment with the Bank, they will serve as consultants to the Bank and receive monthly payments ($8,738 for Mr. Woodard and $7,125 for Mr. Lane) for a period of ten years. In the event of the officers’ death prior to the expiration of the ten-year payment period, remaining monthly payments will be paid to the officers’ designated beneficiaries or estates. If the officers die prior to retirement, their designated beneficiaries or estates will receive those payments over a ten-year payment period.

As a supplement to their benefits under the Bank’s Pension Plan, Ernest W. Whitley, Jr. and David E. Royal will receive monthly payments following their retirements from the cash values of life insurance policies maintained by them and the Bank. The officers and the Bank each pay a portion of the premiums on the policies. The amounts of their monthly payments will vary depending on the amounts of the accumulated cash values of their respective policies at the time they retire and the numbers of years for which they wish to receive benefits, so those amounts currently are not known. In the event either of the officers dies prior to his retirement, portions of the death benefits under his policy will be paid to his beneficiary or estate and to the Bank. Following retirement, all death benefits under the policies will be payable to the officers’ beneficiaries or estates.

Compensation of Directors.

Each director of BancShares and the Bank (with the exception to directors who also are employees) currently receives a fee of $600 for attendance at each meeting of BancShares’ or the Bank’s Board of Directors, and members of the Executive Committee of the Board of Directors (with the exception to directors who also are employees) receive a fee of $500 for attendance at each meeting of the Committee. No fees are paid to any directors for attendance at any other committee meetings.

Directors are reimbursed for expenses of travel to and from all meetings. Only one fee is paid for joint meetings of the Boards of BancShares and the Bank and for any committee meetings held on the same day as a meeting of one of the Boards.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

As of March 15, 2003, persons known to BancShares to own beneficially or of record more than 5% of BancShares’ voting securities were as follows:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percentage of class

Frank B. Holding, Sr.	11,155 (2)	39.82%
Smithfield, North Carolina

Lewis R. Holding	1,696 (3)	6.05%
Lyford Cay, Bahamas

North State Trustees (4)	9,847(4)	35.15%
Charlotte, North Carolina

______________

   (1)    Except as otherwise noted, to the best of our knowledge each named individual exercises sole voting and investment power with respect to all shares.

   (2)    Includes 3,988 shares held by Mr. F. Holding’s adult children and with respect to which shares he disclaims beneficial ownership.

   (3)    Includes an aggregate of 1,696 shares held by or in trust for Mr. L. Holding’s adult daughter and with respect to which shares he disclaims beneficial ownership. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by North State Trustees.

   (4)    Consists of shares held by three irrevocable grantor trusts (the “1976 Trust,” the “1979 Trust,” and the “1990 Trust”) with respect to which Carmen Holding Ames currently is the sole beneficiary. Ms. Ames has sole power to direct the voting, and shared power (with the six trustees) to direct the disposition, of 345 shares held by the 1976 Trust and the 1,300 shares held by the 1979 Trust. The written agreement pertaining to the 1990 Trust provides that, in connection with their voting of 8,202 shares held by the trust, the trustees will consult with the then current beneficiaries who are at least 40 years of age, but that the trustees will not be bound by the voting preference of any such beneficiary. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by Mr. L. Holding.

Management Ownership. The beneficial ownership of BancShares’ voting securities as of March 15, 2003, by its current directors individually, and by all current directors and executive officers as a group, was as follows:

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percentage of class

F. Ray Allen Biscoe, NC	102(2)	.36%

Haywood A. Lane, Jr. Raleigh, NC	143.51%

D. Gary McRae Mount Gilead, NC	10.04%

Wallace H. Mitchell Fuquay-Varina, NC	100.36%

Sam C. Riddle, Jr. Carthage, NC	87(3)	.31%

David E. Royal Gastonia, NC	42.15%

Ernest W. Whitley, Jr. Cary, NC	69.25%

Billy T. Woodard Fuquay-Varina, NC	750(4)	2.68%

All current directors and executive officers as a group (8 persons)	1,303	4.65%

_______________

   (1)    Except as otherwise noted, to the best of our knowledge each named beneficial owner exercises sole voting and investment power with respect to all shares.

   (2)    Includes 40 shares held by Mr. Allen jointly with his spouse and 40 shares held by a corporation of which he may be a control person, and with respect to which shares Mr. Allen may be considered to exercise shared voting and investment power.

   (3)    Includes 22 shares held by Mr. Riddle’s spouse and with respect to which shares he may be considered to exercise shared voting and investment power.

   (4)    Includes 259 shares held by Mr. Woodard’s spouse and with respect to which shares he may be considered to exercise shared voting and investment power.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of our and the Bank’s the directors, executive officers and principal shareholders and their associates. Loans included in those transactions during 2002 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of notes to consolidated financial statements included in Item 8.

The Bank is party to a contract with First-Citizens Bank and Trust Company, (FCB) pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank’s pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2002 totaled approximately $3.6 million. The following are fees paid by BancShares to FCB:

	2002	2001	2000

Data and items processing	$3,245,000	3,042,000	2,549,000
Trustee fees	60,000	72,000	82,000
Other	283,000	611,000	447,000

	$3,588,000	3,725,000	3,078,000

The Bank’s relationship with FCB under the agreement will continue during 2003. Frank B. Holding and Lewis R. Holding, principal shareholders of BancShares, are directors, executive officers and principal shareholders of First Citizens BancShares, Inc., the bank holding company for FCB.

The Bank’s contract with FCB was negotiated at arms-length and was approved by BancShares’ Board of Directors. Based on its comparison in previous years of the terms of the contract with terms available to it from other providers of the services being obtained from FCB, management of the Bank believes the terms of its contract with FCB, including prices, are no less favorable to the Bank than could be obtained from an unrelated provider.

The Company also has a correspondent relationship with FCB. Correspondent account balances with FCB included in cash and due from banks and federal funds sold totaled $38,454,633 and $41,448,498 at December 31, 2002 and 2001, respectively.

ITEM 14.       CONTROLS AND PROCEDURES

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)

1.         The following consolidated financial statements of Fidelity BancShares (N.C.), Inc. and subsidiaries, and Independent Auditors’ Report thereon, are included in Item 8 of this Report.

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for each of the years
      in the three year period ended December 31, 2002
Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three year period ended December 31, 2002
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002

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

*10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2

First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.4

First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.5

Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.5 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.6

Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

______________

      *    Denotes a management contract or compensatory contract or arrangement.

   (b)    Reports on Form 8-K. During the fourth quarter of 2002 BancShares filed no Form 8-K Current Reports.

______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.
Dated: March 24, 2003	By:	/s/ MARY W. WILLIS

Mary W. Willis Chief Financial Officer and Treasurer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Billy T. Woodward	Chairman and Chief Executive Officer (principal executive officer)	March 24, 2003

Billy T. Woodard

/s/ Mary W. Willis	Chief Financial Officer and Treasurer (principal financial and accounting Officer)	March 24, 2003

Mary W. Willis

/s/ Haywood A. Lane	Vice Chairman and Director	March 24, 2003

Haywood A. Lane, Jr.

/s/ Ernest W. Whitley	President and Director	March 24, 2003

Ernest W. Whitley

/s/ David E. Royal	Executive Vice President and Director	March 24, 2003

David E. Royal

/s/ F. Ray Allen	Director	March 24, 2003

F. Ray Allen

/s/ D. Gary McRae	Director	March 24, 2003

D. Gary McRae

/s/ Wallace H. Mitchell	Director	March 24, 2003

Wallace H. Mitchell

/s/ Sam C. Riddle, Jr.	Director	March 24, 2003

Sam C. Riddle, Jr.

CERTIFICATION

I, Billy T. Woodard, certify that:

1)        I have reviewed this annual report on Form 10-K of Fidelity BancShares (N.C), Inc.;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/s/ BILLY T. WOODARD

Billy T. Woodard Chief Executive Officer

CERTIFICATION

I, Mary W. Willis, certify that:

1)        I have reviewed this annual report on Form 10-K of Fidelity BancShares (N.C), Inc.;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/s/ MARY W. WILLIS

Mary W. Willis Chief Financial Officer and Treasurer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-K filed by Fidelity BancShares (N.C.), Inc. (the “Company”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ BILLY T. WOODARD

Date: March 24, 2003 Billy T. Woodard Chief Executive Officer

By	/s/ MARY W. WILLIS

Date: March 24, 2003 Mary W. Willis Chief Financial Officer and Treasurer

EXHIBIT INDEX

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

*10.1  Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2  First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3  Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.4  First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.5  Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.5 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.6  Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

21.1    List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

__________

*          Denotes a management contract or compensatory contract or arrangement.

__________