Form 10-Q
period 2003-03-31
FIDELITY BANCSHARES NC INC /DE/
filed 2003-05-12
CIK 825953

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [_]   No  [X]


                  Common Stock - $25 Par Value, - 28,011 shares
--------------------------------------------------------------------------------
          (Number of shares outstanding, by class, as of May 12, 2003)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,        December 31,           March 31,
                                                              --------------    ---------------      --------------
                                                                    2003              2002                 2002
                                                              --------------    ---------------      --------------
                                                                (unaudited)                             (unaudited,
                                                                                                        Restated-see
                                                                                                           Note 1)
Assets
Cash and due from banks                                       $   42,404,579    $    47,809,871      $   35,517,716
Interest bearing deposits in other banks                          35,949,275         32,106,848          21,839,824
Overnight funds sold                                              44,000,000         50,800,000          45,600,000
                                                              --------------    ---------------      --------------
       Total cash and cash equivalents                           122,353,854        130,716,719         102,957,540
                                                              --------------    ---------------      --------------
Investment securities:
    Held to maturity (estimated fair value of $120,168,201,
       $94,622,654, and $130,507,130, respectively)              119,845,472         94,085,650         130,311,999
    Available for sale (cost of $3,405,228, $3,468,310, and
       $3,635,241, respectively)                                  11,610,313         11,512,609          12,082,716
                                                              --------------    ---------------      --------------
       Total investment securities                               131,455,785        105,598,259         142,394,715
                                                              --------------    ---------------      --------------
Loans                                                            718,957,053        729,101,387         685,901,182
Allowance for loan losses                                        (11,911,051)       (11,838,076)         (9,240,232
                                                              --------------    ---------------      --------------
       Loans, net                                                707,046,002        717,263,311         676,660,950
                                                              --------------    ---------------      --------------
Federal Home Loan Bank of Atlanta stock, at cost                   2,656,700          2,467,600           2,467,600
Premises and equipment, net                                       34,286,720         34,590,338          35,231,687
Accrued interest receivable                                        2,887,420          3,588,368           4,466,206
Intangible assets                                                 16,925,782         17,002,830          17,233,976
Other assets                                                       1,522,083          1,496,949           1,545,256
                                                              --------------    ---------------      --------------
       Total assets                                           $1,019,134,346    $ 1,012,724,374      $  982,957,930
                                                              ==============    ===============      ==============

Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand deposits                       $  163,266,781    $   156,932,202      $  140,710,288
    Savings and interest-bearing deposits                        317,192,960        318,460,309         301,867,111
    Time deposits                                                393,237,582        393,940,013         395,382,521
                                                              --------------    ---------------      --------------
       Total deposits                                            873,697,323        869,332,524         837,959,920
Short-term borrowings                                             22,671,696         22,591,378          26,892,069
Long-term borrowings                                              23,000,000         23,000,000          23,000,000
Accrued interest payable                                           3,027,174          3,515,541           5,067,368
Other liabilities                                                  2,486,896          1,949,293           3,135,832
                                                              --------------    ---------------      --------------
       Total liabilities                                         924,883,089        920,388,736         896,055,189
                                                              --------------    ---------------      --------------
Shareholders' equity:
    Common stock ($25 par value; 29,200 shares
       authorized; 28,011
       shares issued and outstanding)                                700,275            700,275             700,275
    Surplus                                                        6,163,380          6,163,380           6,163,380
    Accumulated other comprehensive income                         4,949,265          4,866,801           5,110,722
    Retained earnings                                             82,438,337         80,605,182          74,928,364
                                                              --------------    ---------------      --------------
       Total shareholders' equity                                 94,251,257         92,335,638          86,902,741
                                                              --------------    ---------------      --------------
       Total liabilities and shareholders' equity             $1,019,134,346    $ 1,012,724,374      $  982,957,930
                                                              ==============    ===============      ==============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                        Three months ended March 31,
                                                                      -------------------------------
                                                                         2003                2002
                                                                      ------------     --------------
                                                                                        (Restated- see
                                                                                            Note 1)
Interest income:
     Interest and fees on loans                                       $ 11,896,832     $ 12,502,916
     Interest and dividends on investment securities:
        Taxable interest income                                            658,075        1,347,399
        Dividend income                                                     68,443           66,358
     Interest on overnight funds sold                                      106,710          186,077
                                                                      ------------     ------------
           Total interest income                                        12,730,060       14,102,750
                                                                      ------------     ------------
Interest expense:
     Deposits                                                            3,365,550        4,609,510
     Short-term borrowings                                                  62,713           65,577
     Long-term borrowings                                                  488,750          488,750
                                                                      ------------     ------------
           Total interest expense                                        3,917,013        5,163,837
                                                                      ------------     ------------
           Net interest income                                           8,813,047        8,938,913
Provision for loan losses                                                  200,000          750,000
                                                                      ------------     ------------
           Net interest income after provision for
              loan losses                                                8,613,047        8,188,913
                                                                      ------------     ------------
Noninterest income:
     Service charges on deposit accounts                                 1,589,544        1,565,137
     Other service charges and fees                                        918,659          851,450
     Other income                                                          104,982           42,213
     Loss on marketable equity securities                                  (65,488)               -
                                                                      ------------     ------------
           Total noninterest income                                      2,547,697        2,458,800
                                                                      ------------     ------------
Noninterest expense:
     Salaries and employee benefits                                      4,611,001        4,513,882
     Occupancy and equipment                                             1,228,978        1,228,566
     Data processing                                                       858,928          784,983
     Amortization of intangibles                                            77,048           77,048
     Other expense                                                       1,177,435        1,175,894
                                                                      ------------     ------------
           Total noninterest expense                                     7,953,390        7,780,373
                                                                      ------------     ------------
           Net income before income taxes                                3,207,354        2,867,340
Income tax expense                                                       1,150,111        1,026,892
                                                                      ------------     ------------
           Net income                                                 $  2,057,243     $  1,840,448
                                                                      ============     ============
Per share information:
     Net income                                                       $      73.44     $      65.68
     Cash dividends declared                                          $       8.00     $       8.00
     Weighted average shares outstanding                                    28,011           28,023

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                          Accumulated
                                                                             other                                        Total
                                         Common Stock                    comprehensive     Retained    Comprehensive   shareholders'
                                   ----------------------
                                    Shares        Amount     Surplus         income        earnings        income          equity
                                   --------     ---------  -----------   -------------  ------------   -------------   ------------
Balance December 31, 2001             28,026    $ 700,650  $ 6,166,681   $  4,817,106   $ 73,345,948                   $ 85,030,385
                                   ---------    ---------  -----------   ------------   ------------                   ------------

    Net income (Restated- see             --           --           --             --      1,840,448   $   1,840,448      1,840,448
      Note 1)
    Cash dividends
      ($8.00 per share)                   --           --           --             --       (224,208)                      (224,208)
    Purchase and retirement
      of common stock                    (15)        (375)      (3,301)            --        (33,824)                       (37,500)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of
      $191,701                            --           --           --        293,616             --         293,616        293,616
                                   ---------    ---------  -----------   ------------   ------------   -------------   ------------
    Comprehensive income                                                                               $   2,134,064
                                                                                                       =============

Balance March 31, 2002                28,011    $ 700,275  $ 6,163,380   $  5,110,722   $ 74,928,364                   $ 86,902,741
                                   =========    =========  ===========   ============   ============                   ============

Balance December 31, 2002             28,011    $ 700,275  $ 6,163,380   $  4,866,801   $ 80,605,182                   $ 92,335,638
                                   ---------    ---------  -----------   ------------   ------------                   ------------

    Net income                            --           --           --             --      2,057,243   $   2,057,243      2,057,243
    Cash dividends
      ($8.00 per share)                   --           --           --             --       (224,088)                      (224,088)
    Unrealized gain on securities
      available for sale, net of
      deferred taxes of
      $63,510                             --           --           --         97,275             --          97,275         97,275
    Additional pension charge
      related to unfunded pension
      liability, net of deferred
      taxes of $9,664                     --           --           --        (14,811)            --         (14,811)       (14,811)
                                   ---------    ---------  -----------   ------------   ------------   -------------   ------------
    Comprehensive income                                                                               $   2,139,707
                                                                                                       =============

Balance March 31, 2003                28,011    $ 700,275  $ 6,163,380   $  4,949,265   $ 82,438,337                   $ 94,251,257
                                   =========    =========  ===========   ============   ============                   ============

          See accompanying notes to consolidated financial statements.

                FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                                      Three months ended March 31,
                                                                                    -------------------------------
                                                                                       2003                2002
                                                                                    ----------       --------------
                                                                                                     (Restated- see
                                                                                                         Note 1)
Cash flows from operating activities:
     Net income                                                                   $  2,057,243           1,840,448
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                              643,553             699,408
            (Accretion) amortization on investment securities                         (154,219)            144,366
            Loss (gain) on disposition or abandonment of premises
               and equipment                                                             1,485             (12,947)
            Provision for loan losses                                                  200,000             750,000
            Impairment loss on marketable equity securities                             65,488                  --
            (Gain) loss on other real estate                                           (57,324)              1,421
            Decrease in accrued interest receivable                                    700,948             986,829
            Decrease (increase) in other assets, net                                    16,977            (353,173)
            Increase in other liabilities, net                                         430,494           1,021,543
            Decrease in accrued interest payable                                      (488,367)         (1,190,555)
                                                                                  ------------       -------------
                  Net cash provided by operating activities                          3,416,278           3,887,340
                                                                                  ------------       -------------
Cash flows from investing activities:
     Purchase of securities held to maturity                                       (99,605,666)        (50,010,354)
     Purchase of securities available for sale                                          (3,166)             (1,464)
     Proceeds from sale of securities available for sale                                   759                  --
     Proceeds from maturities and issuer calls of
        securities held to maturity                                                 74,000,063          45,000,156
     Proceeds from sales of other real estate owned and repossessed assets             219,000                  --
     Purchase of FHLB of Atlanta stock                                                (189,100)           (158,200)
     Net decrease (increase) in loans                                                9,842,309         (17,756,679)
     Purchase of premises and equipment                                               (264,371)           (265,658)
                                                                                  ------------       -------------
                  Net cash used by investing activities                            (16,000,172)        (23,192,199)
                                                                                  ------------       -------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                             4,364,799          (3,475,384)
     Net increase (decrease) in short-term borrowings                                   80,318            (180,623)
     Cash dividends paid                                                              (224,088)           (224,208)
     Purchase and retirement of common stock                                                --             (37,500)
                                                                                  ------------       -------------
                  Net cash provided (used) by financing activities                   4,221,029          (3,917,715)
                                                                                  ------------       -------------
                  Net decrease in cash and cash equivalents                         (8,362,865)        (23,222,574)
Cash and cash equivalents at beginning of year                                     130,716,719         126,180,114
                                                                                  ------------       -------------
Cash and cash equivalents at end of year                                          $122,353,854         102,957,540
                                                                                  ============       =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                     $  4,405,380           6,354,392
                                                                                  ============       =============
     Cash paid during the period for income taxes                                 $  1,899,047           1,696,995
                                                                                  ============       =============
Supplemental disclosure of noncash financing and investing activities:
        Unrealized gains on available-for-sale secuities, net of
            deferred tax effects of $63,510 and $191,071, respectively            $     97,275             293,616
                                                                                  ============       =============
        Transfer of foreclosed loans to other real estate and repossessed assets  $    175,000              17,500
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

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of BancShares as of and for each of the periods presented, including the restatement of 2002 for the application of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (see Note 2). All other adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.'s Form 10K filed with the Securities and Exchange Commission.

Note 2. Adoption of New Accounting Standards

In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 (Statement 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. BancShares adopted SFAS No. 143 on January 1, 2003 with no material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock- Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. BancShares does not expect to be impacted by this Statement, as there currently are no stock options outstanding.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 is $3,509,000. At March 31, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In July 2001, the FASB issued Statement 141, "Business Combinations," and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Upon adoption of Statement 142, BancShares reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. As a result of this testing, no impairment charges were recorded.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), "Acquisitions of Certain Financial Institutions", which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement
142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required BancShares to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 earnings per share, after-tax), of amortization expense for the nine months ended September 30, 2002, including $284,000 ($180,000 or $6.44 earnings per share, after tax) for the three months ended March 31, 2002. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2003 and thereafter.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2003 and December 31, 2002 and the carrying amount of unamortized intangible assets as of March 31, 2003 and December 31, 2002.

                                                           March 31, 2003                      December 31, 2002
             (Dollars in thousands)              Gross Carrying      Accumulated       Gross Carrying     Accumulated
                                                     Amount          Amortization          Amount         Amortization
                                                 --------------------------------      --------------------------------
             Amortized intangible assets:
                   Branch acquisitions           $       4,626       $      2,396      $        4,626    $        2,319
                                                 --------------------------------      --------------------------------

             Unamortized intangible assets:
                   Goodwill                      $      14,696                  -      $       14,696                 -
                                                 ================================      ================================

The scheduled amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter is as follows:

                                                                 Scheduled
             (Dollars in thousands)                         Amortization Expense
             -------------------------------------------------------------------
                                              2003      $                    308
                                              2004                           308
                                              2005                           308
                                              2006                           308
                                              2007                           308
                                    2008 and after                           767
                                                        ------------------------
                                             Total      $                  2,307
                                                        ========================

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have an impact on BancShares' consolidated financial statements.

Note 3. Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4. Allowance for Loan Losses

A summary of the allowance for loan losses follows:

                                                                          (Unaudited)
                                                                  Three months ended March 31,
                                                                -------------------------------
                                                                    2003               2002
                                                                -------------      ------------
Balance at beginning of year                                    $ 11,838,076       $ 9,312,384
   Provision for loan losses                                         200,000           750,000
   Loans charged off                                                (210,707)       (1,070,885)
   Loan recoveries                                                    83,682           248,733
                                                                ------------       -----------
Balance at end of the period                                    $ 11,911,051       $ 9,240,232
                                                                ============       ===========

At March 31, 2003 the Bank had $1,106,000 of nonperforming assets which included $917,000 of impaired loans, all of which were on nonaccrual status, and $189,000 of other real estate and repossessed assets. At December 31, 2002, the Bank had $757,000 of nonperforming assets which included $724,000 of impaired loans, all of which were on nonaccrual status, and $33,000 of other real estate owned. At March 31, 2003, and December 31, 2002 the Bank had $594,000 and $424,000,
respectively, of accruing loans 90 days or more past due.

Note 5. Long Term Borrowings

The $23.0 million long-term obligations at March 31, 2003 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust's payment of distributions and other payments on the capital securities.

Note 6. Branch Acquisitions

On February 11, 2003 BancShares entered into an agreement to purchase four branches, two located in Virginia and two in North Carolina from First-Citizens Bank & Trust Company, a related party (see Note 8 to the consolidated financial statements). Assets and deposits to be acquired are $30,687,000 and $116,158,000, respectively. An intangible asset of approximately $9,200,000 would result from this purchase, although BancShares has not yet completed its estimates of purchase accounting adjustments. This purchase is subject to applicable regulatory approval. The purchase is expected to close in the second quarter of 2003.

Note 7. Loss on Marketable Equity Securities

During the first quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $65,488. This was a result of unrealized losses that were deemed to be other than temporary.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at March 31, 2003, beneficially owned 11,155 shares, or 39.82%, of BancShares' outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2003, beneficially owned 2,529,419 shares, or 28.76%, and 1,384,121 shares, or 15.74%, of the Corporation's outstanding Class A common stock, and 650,958 shares, or 38.79%, and 199,052 shares, or 11.86%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

      (Dollars in thousands)                           (Unaudited)
                                            Three Months Ended March 31,
                                            ---------------------------
                                               2003               2002
                                            --------           --------

    Data and item processing                    $856               $782
    Forms, supplies and equipment                 38                 61
    Trustee for employee benefit plans            14                 15
    Other                                          1                 --
                                            ---------          --------
                                                $909               $858
                                            =========          ========

  BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $31,985,124 and $38,454,633 at March 31, 2003 and December 31, 2002, respectively.

  BancShares is related through common ownership with Southern Bank and Trust Co. ("Southern") in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $3.6 million of BancShares' mortgage loans.

See Note 6 for a discussion of a pending branch purchase from a subsidiary of the Corporation.

TABLE 1.
Financial Summary

(Dollars in thousands, except
     per share data)                                   2003                                        2002
                                                     -----------     ---------------------------------------------------------
                                                       First           Fourth          Third           Second         First
                                                      Quarter         Quarter         Quarter         Quarter        Quarter
                                                     -----------     -----------     -----------      ---------      ---------
Summary of Operations
Interest income                                      $    12,730     $    13,693     $    13,970      $  13,962      $  14,103
Interest expense                                           3,917           4,344           4,562          4,770          5,164
                                                     -----------     -----------     -----------      ---------      ---------
Net interest income                                        8,813           9,349           9,408          9,192          8,939
Provision for loan losses                                    200           1,225             550            700            750
                                                     -----------     -----------     -----------      ---------      ---------
Net interest income after provision
     for loan losses                                       8,613           8,124           8,858          8,492          8,189
Noninterest income                                         2,548           2,823           2,588          2,563          2,459
Noninterest expense                                        7,954           7,716           7,665          7,976          7,781
                                                     -----------     -----------     -----------      ---------      ---------
Net income before income taxes                             3,207           3,231           3,781          3,079          2,867
Income taxes                                               1,150           1,253           1,389          1,099          1,027
                                                     -----------     -----------     -----------      ---------      ---------
Net income                                           $     2,057     $     1,978     $     2,392      $   1,980      $   1,840
                                                     ===========     ===========     ===========      =========      =========

Selected Period-End Balances
Total assets                                         $ 1,019,134     $ 1,012,724     $ 1,003,188      $ 985,947      $ 982,958
Investment securities and overnight
     funds sold                                          175,456         156,398         178,451        165,785        187,994
Loans, gross                                             718,957         729,101         722,207        707,361        685,901
Interest earning assets                                  933,019         920,074         915,103        899,990        898,203
Deposits                                                 873,697         869,333         864,959        841,899        837,960
Long-term obligations                                     23,000          23,000          23,000         23,000         23,000
Interest bearing liabilities                             756,103         757,991         745,948        738,021        747,142
Shareholders' equity                                      94,251          92,336          90,817         89,205         86,903
Common shares outstanding                                 28,011          28,011          28,011         28,011         28,011
                                                     -----------     -----------     -----------      ---------      ---------

Selected Average Balances
Total assets                                         $ 1,002,090     $ 1,004,513     $   983,802      $ 974,639      $ 973,996
Investment securities and overnight
     funds sold                                          154,421         165,288         168,124        168,825        184,895
Loans, gross                                             727,288         725,231         714,084        696,944        677,628
Interest earning assets                                  919,624         921,630         903,991        893,310        889,398
Deposits                                                 857,172         863,213         843,403        833,664        832,021
Long-term obligations                                     23,000          23,000          23,000         23,000         23,000
Interest bearing liabilities                             754,192         752,411         739,436        738,015        743,768
Shareholders' equity                                      94,046          92,119          90,344         88,377         86,530
Common shares outstanding                                 28,011          28,011          28,011         28,011         28,023
                                                     -----------     -----------     -----------      ---------      ---------

Profitability Ratios
Rate of return (annualized) on:
  Total assets                                              0.83%           0.78%           0.96%          0.81%          0.77%
  Shareholders' equity                                      8.87%           8.52%          10.51%          8.98%          8.63%
Dividend payout ratio (1)                                  10.89%          11.33%           9.37%         11.32%         12.18%
                                                     -----------     -----------     -----------      ---------      ---------

Liquidity and Capital Ratios (averages)
Loans to deposits                                          84.85%          83.45%          84.67%         83.60%         81.44%
Shareholders' equity to total assets                        9.39%           9.17%           9.18%          9.07%          8.88%
                                                     -----------     -----------     -----------      ---------      ---------

Per Share of Common Stock
Net income                                           $     73.44     $     70.60     $     85.40      $   70.66      $   65.68
Cash dividends                                              8.00            8.00            8.00           8.00           8.00
Book value (2)                                          3,364.79        3,296.41        3,242.17       3,184.64       3,102.45
                                                     -----------     -----------     -----------      ---------      ---------

(1) For each indicated period, total common dividends declared divided by net income.
(2) At the end of each indicated period, shareholders' equity divided by the number of common shares outstanding.

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

                                         2003                                   2002
                                    -----------------------------   ---------------------------
    (Dollars in thousands)                       Interest                      Interest              Increase (decrease) due to:
                                                                                                   -------------------------------
                                       Average   Income/   Yield/    Average   Income/   Yield/              Yield/       Total
                                       Balance   Expense    Rate     Balance   Expense   Rate      Volume    Rate        Change
                                    -----------  --------  ------   ---------  --------  ------    ------    --------    ---------
ASSETS
Interest earning assets:
    Loans (1)(2)                    $   727,288  $ 11,911    6.64 % $ 677,628  $ 12,518    7.49 %  $  865    $ (1,472)   $    (607)
    Taxable investment
      securities                        105,847       557    2.13     128,818     1,248    3.93      (172)       (519)        (691)
    Overnight funds sold                 37,313       107    1.16      44,310       187    1.71       (25)        (55)         (80)
    Other investments                    13,756        68    2.00      14,094        66    1.90         -           2            2
    Interest bearing deposits in
      other banks                        35,420       101    1.16      24,548        99    1.64        37         (35)           2
                                    -----------  --------  ------   ---------  --------  ------    ------    --------    ---------
Total interest earning assets       $   919,624  $ 12,744    5.62 % $ 889,398  $ 14,118    6.44 %  $  705    $ (2,079)   $  (1,374)
                                    -----------  --------  ------   ---------  --------  ------    ------    --------    ---------
Noninterest earning assets:
    Cash and due from banks              38,102                        35,484
    Premises and equipment               34,578                        35,518
    Other assets                         21,649                        22,886
    Reserve for loan losses             (11,863)                       (9,290)
                                    -----------                     ---------
Total assets                        $ 1,002,090                     $ 973,996
                                    ===========                     =========

LIABILITIES & EQUITY
Interest bearing liabilities:
    Demand deposits                 $   116,233  $     85    0.30 % $ 109,879  $     89    0.33 %  $    6    $    (10)   $      (4)
    Savings deposits                    198,969       470    0.96     187,001       733    1.59        33        (296)        (263)
    Time deposits                       393,759     2,811    2.90     399,556     3,788    3.84       (48)       (929)        (977)
    Short-term borrowings                22,231        63    1.15      24,332        66    1.10        (6)          3           (3)
    Long-term borrowings                 23,000       488    8.60      23,000       488    8.60         -           -            -
                                    -----------  --------  ------   ---------  --------  ------    ------    --------    ---------
Total interest bearing liabilities  $   754,192  $  3,917    2.11 % $ 743,768  $  5,164    2.82 %  $  (15)   $ (1,232)   $  (1,247)
                                    -----------  --------  ------   ---------  --------  ------    ------    --------    ---------
Noninterest bearing
    liabilities:
    Demand deposits                     148,211                       135,585
    Other liabilities                     5,641                         8,113
    Shareholders' equity                 94,046                        86,530
                                    -----------                     ---------
Total liabilities and equity        $ 1,002,090                     $ 973,996
                                    ===========                     =========
Interest rate spread (3)                                     3.51 %                        3.62 %
                                                           ======                        ======
Net interest income and net
    interest margin (4)                          $  8,827    3.89 %            $  8,954    4.08 %  $  720    $   (847)   $    (127)
                                                 ========  ======              ========   =====    ======    ========    =========

    (1) Average balances include non-accrual loans.

    (2) The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003 and 2002. The taxable equivalent adjustment was approximately $14,000 and $15,000 for the periods in 2003 and 2002, respectively.

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

Financial Condition and Results of Operations.

         Net Income. In the first quarter of 2003, BancShares' net income increased $217,000 to $2.1 million from $1.8 million in the first quarter of 2002, an increase of 11.78%. The increase in net income in the first quarter of 2003 compared to the same period in the prior year resulted primarily from a decrease in the provision for loan losses.

         Net income per share for the first quarter of 2003 was $73.44, an increase of $7.76 per share, or 11.81%, from $65.68 per share in 2002. Return on average assets for the first quarter of 2003 and 2002 was 0.83% and 0.77%, respectively. Return on average equity for first quarter of 2003 and 2002 was 8.87% and 8.63%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

         Net Interest Income. The greatest portion of BancShares' earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first quarter of 2003, net interest income was $8.8 million as compared to $8.9 million for the same period in 2002, a decrease of $126,000 or 1.41%. Of the $127,000 decrease in net interest income, $847,000 resulted from interest rate changes on interest earning assets and interest bearing liabilities, the affect of which was offset by the impact of increases in volume which contributed to a $720,000 increase in the net interest income. The net interest margin for first quarter 2003 and 2002 was 3.89% and 4.08%, respectively.

         Interest income for the first quarter of 2003 was $12.7 million as compared to $14.1 million in 2002, a decrease of $1.4 million, or 9.73%. The decrease in interest income from the first quarter of 2002 to the first quarter of 2003 is attributable to a decline in interest rates. Interest income from loans amounted to $11.9 million in the first quarter of 2003 as compared to $12.5 million in the first quarter of 2002, a decrease of $606,000 or 4.85%. BancShares' loan growth is largely due to growth within the existing branch network. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $833,000 and $1.6 million for the first quarter of 2003 and 2002, respectively. Average interest-earning assets for the first quarter of 2003 increased to $919.6 million, a 3.40% increase, from $889.4 million in the first quarter of 2002. The yield on interest earnings assets for the first quarter of 2003 and 2002 was 5.62% and 6.44%, respectively. Trends in interest earning assets are shown in Table 2.

         Interest expense for the first quarter of 2003 was $3.9 million compared to $5.2 million in 2002, a decrease of $1.3 million or 24.15%. The decrease in interest expense in the first quarter of 2003, compared to the first quarter of 2002, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $12.5 million or 1.80%, from $696.4 million in the first quarter of 2002 to $709.0 million in the first quarter of 2003. The average rate paid on interest-bearing deposits was 1.93% and 2.68% for the first quarter of 2003 and 2002, respectively. Borrowings contributed $551,000 in interest expense during the first quarter of 2003 compared to $554,000 during the first quarter of 2002, a decrease of $3,000 or .54%. The yield on interest bearing liabilities for the first quarter of 2003 and 2002 was 2.11% and 2.82%, respectively. Trends in interest bearing liabilities are shown in Table 2.

         Asset Quality and Provision for Loan Losses. Because BancShares' loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the first quarter of 2003 and 2002, management added $200,000 and $750,000, respectively, to the allowance for loan losses as provisions for loan losses. The decrease in the provision for loan losses is primarily attributable to a decline in net charge-offs. During the first quarter of 2003, management charged-off loans totaling $211,000 and had recoveries of $84,000 resulting in net charge-offs of $127,000. During the same period in 2002, management charged-off $1.1 million in loans and had recoveries of $249,000, resulting in net charge-offs of $822,000. Charge-offs were higher for the first quarter of 2002 than the same period of 2003 due to charge-offs of three real estate loans. The ratio of allowance for loan losses to loans increased to 1.66% at March 31, 2003 from 1.62% at December 31, 2002. The following table presents BancShares' comparative asset quality ratios:

                                                                                March 31,      December 31,
                                                                                   2003            2002
                                                                                ---------      ------------
Ratio of annualized net loans charged off to average loans                           0.07 %            0.10 %
Allowance for loan losses to loans                                                   1.66              1.62
Non-performing assets to total gross loans and other real estate owned               0.15              0.13
Non-performing assets to total assets                                                0.11              0.09

         Management considers the March 31, 2003 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations of the allowance for loan losses during the first quarter.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners' judgements about information available to them at the time of their examinations.

         BancShares had impaired loans of $917,000 at March 31, 2003 (all of which are on non-accrual status) and $91,000 at March 31, 2002. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Noninterest Income. Noninterest income increased $89,000 or 3.62% for the first quarter of 2003 over the first quarter of 2002. Noninterest income for the first quarter of 2003 includes a gain on the sale of other real estate of $57,000 as well as a securities loss of $65,000. Service charges on deposit accounts and other service charges and fees, increased $92,000 or 3.79% during the first quarter of 2003 primarily due to an increased deposit base from de novo branch openings and growth in the existing branch network. BancShares' average deposits increased $25.2 million or 3.02% to $857.2 million in the first quarter of 2003 from $832.0 million in the first quarter of 2002.

     Noninterest Expense. Noninterest expense increased $173,000 or 2.22%, from $7.8 million in the first quarter of 2002 to $8.0 million in the first quarter of 2003, including increases of $97,000 in salaries and employee benefits and $74,000 in data processing cost. The changes represented increases of 2.15% in salaries and employee benefits and 9.42% in data processing costs over the first quarter of 2002.

     Income Taxes. In the first of quarter 2003, BancShares had income tax expense of $1.2 million, an increase of $123,000 or 12.00%, from $1.0 million in the prior year period. The resulting effective income tax rates, based on the accruals for the three months ended March 31, 2003 and 2002, were 35.86% and 35.81%, respectively.

Capital Resources.

     Shareholders' Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

     Regulatory guidelines define minimum requirements for BancShares' leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares' leverage ratio at March 31, 2003 was 9.68% as compared to 9.46% at December 31, 2002.

     BancShares is also required to meet minimum requirements for risk-based capital ("RBC"). BancShares' assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2003, the Total Capital Ratio was 14.90% as compared to 14.26% at December 31, 2002.

     The following table presents capital adequacy calculations and ratios of
BancShares:

        (Dollars in thousands)                              March 31,         December 31,
                                                              2003                2002
                                                        ---------------       ------------
        Tier 1 capital                                    $   95,347          $    93,466
        Total capital                                        108,147              106,445
        Leverage capital ratio                                  9.68% (1)            9.46% (1)
        Tier 1 capital ratio                                   13.14  (1)           12.52  (1)
        Total capital ratio                                    14.90  (1)           14.26  (1)

____________
     (1) These ratios exceed the minimum required regulatory capital ratios.

     At March 31, 2003, and December 31, 2002, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as "well capitalized."

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

     As of March 31, 2003 and December 31, 2002, outstanding financial instruments whose contract amounts represent credit risk were as follows:

                                                                        March 31,       December 31,
                                                                          2003             2002
                                                                     --------------    -------------
     Outstanding commitments to lend, unfunded loans
       and lines of credit                                           $  226,931,514      231,232,246
                                                                     ==============    =============

     Standby letters of credit                                       $    3,509,268        3,781,003
                                                                     ==============    =============

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares' overall financial condition. BancShares' liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks less the federal reserve requirement. These assets represented 18.04% of deposits at March 31, 2003, an increase from 16.07% at December 31, 2002. BancShares' liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 19.31% at March 31, 2003, compared to 17.22% at December 31, 2002.

     The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2003 and 2002. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2003, and December 31, 2002, jumbo time deposits represented 11.52% and 11.27%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS
As of March 31, 2003

                                                                 Payments due by period
                                                                 (dollars in thousands)
                                            Less than
                                            ---------
                                              1 year      1-3 years    4-5 years    Over 5 years       Total
                                              ------      ---------    ---------    ------------       -----
Deposits                                    $ 754,126       98,837       20,734               -       873,697
Short-term borrowings                          22,672            -            -               -        22,672
Long-term borrowings                                -            -            -          23,000        23,000
Lease obligations                                 327          325          254             714         1,620
                                           -------------------------------------------------------------------
Total contractual cash obligations          $ 777,125       99,162       20,988          23,714       920,989
                                           ===================================================================

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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2003. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

                                                   Maturing in period ended March 31,
                                --------------------------------------------------------------------------
                                   2004        2005        2006        2007        2008       Thereafter      Total     Fair Value
                                ----------  ----------  ----------  ----------  ----------  --------------  ---------  ------------
                                                                         (Dollars in thousands)
Assets
   Loans:
      Fixed rate                $   77,976  $   98,752  $   64,799   $  11,282   $   8,600    $      9,028  $ 270,437   $   271,069
      Average rate (%)                8.67%       7.89%       7.85%       7.41%       7.03%           7.60%      8.05%

      Variable rate             $  217,240  $   45,777  $   53,642   $  19,007   $  13,011    $     99,843  $ 448,520   $   448,520
      Average rate (%)                5.13%       4.95%       5.09%       4.81%       4.81%           4.87%      5.11%

   Investment securities (1):
      Fixed rate                $   99,764  $   20,075           -           -           -    $          6  $ 119,845   $   120,168
      Average rate (%)                1.19%       3.11%          -           -           -           10.93%      1.51%

Liabilities

Savings and interest bearing
   checking:
   Fixed rate                   $  317,193           -           -           -           -               -  $ 317,193   $   317,193
   Average rate (%)                   0.63%          -           -           -           -               -       0.63%

Certificates of
   deposit:
   Fixed rate                   $  273,667  $   78,716  $   20,121  $   20,734           -               -  $ 393,238   $   399,195
   Average rate (%)                   2.30%       3.54%       4.10%       4.48%          -               -       2.75%

 Short-term obligations:
   Variable rate                $   22,672           -           -           -           -               -  $  22,672   $    22,672
   Average rate (%)                   0.92%          -           -           -           -               -       0.92%

 Long-term obligations:
   Fixed rate                            -           -           -           -           -    $     23,000  $  23,000   $    24,840
   Average rate (%)                      -           -           -           -           -            8.50%      8.50%

___________
   (1) Marketable equity securities with a cost of approximately $3,405,228 and a fair value of approximately $11,610,313 have been excluded from this table.

     Interest Sensitivity. The table below presents BancShares' interest sensitivity position at March 31, 2003. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

     As of March 31, 2003, BancShares had a positive one-year cumulative gap position of 28.40% and a positive total cumulative gap position of 18.96%. At December 31, 2002, BancShares had a one-year positive cumulative gap position of 23.51% and a total positive cumulative gap position of 17.62%.

                                                                       March 31, 2003
                                ---------------------------------------------------------------------------------------------
                                    1-30         31-90        91-180       181-365        Total         Total
                                    Days         Days          Days          Days       One-Year         Non
                                 Sensitive     Sensitive     Sensitive    Sensitive     Sensitive     Sensitive       Total
                                -----------   -----------   -----------  -----------   -----------   -----------    ---------
Assets:
-------
Loans                            $ 413,776     $  45,975     $  12,303    $  24,605     $ 496,659     $ 222,298     $ 718,957
Investment securities               14,999        49,891        34,875       14,995       114,760        16,696       131,456
Overnight funds sold                44,000             -             -            -        44,000             -        44,000
Other                                    -             -             -            -             -         2,657         2,657
Interest bearing deposits
   in other banks                   35,949             -             -            -        35,949             -        35,949
                                -----------   -----------   -----------  -----------   -----------   -----------    ----------
   Total interest earning
     Assets                      $ 508,724     $  95,866     $  47,178    $  39,600     $ 691,368     $ 241,651     $ 933,019
                                ===========   ===========   ===========  ===========   ===========   ===========    ==========

Liabilities:
------------
Savings and checking
    with interest                $       -     $       -     $       -    $       -     $       -     $ 187,135     $ 187,135
Money market savings               130,058             -             -            -       130,058             -       130,058
Time deposits                       52,115        69,952        76,230       75,370       273,667       119,571       393,238

Short-term borrowings               22,672             -             -            -        22,672             -        22,672
Long-term borrowings                     -             -             -            -             -        23,000        23,000
                                -----------   -----------   -----------  -----------   -----------   -----------    ----------
 Total interest bearing
   liabilities                   $ 204,845     $  69,952     $  76,230    $  75,370     $ 426,397     $ 329,706     $ 756,103
                                ===========   ===========   ===========  ===========   ===========   ===========    ==========

Interest-sensitivity gap         $ 303,879     $  25,914     $ (29,052)   $ (35,770)    $ 264,971     $ (88,055)    $ 176,916
                                ===========   ===========   ===========  ===========   ===========   ===========    ==========

Cumulative interest
   sensitivity gap               $ 303,879     $ 329,793     $ 300,741    $ 264,971     $ 264,971     $ 176,916     $ 176,916
Cumulative interest
   sensitivity gap to total
   interest earning assets           32.57%        35.35%        32.23%       28.40%        28.40%        18.96%        18.96%

Accounting and Other Matters.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have an impact on BancShares' consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of BancShares' shareholders was held on January 27, 2003. At the meeting, the shareholders elected a complete board of directors consisting of the six individuals named below, and ratified the reappointment of KPMG LLP as BancShares' independent public accountants for 2003.

     The results of voting at the annual meeting were as follows:

     1. Election of Directors:

             Nominee                   Votes "For"         Votes Withheld
             ------------------        -----------         --------------
             F. Ray Allen                25,916                  0
             Haywood A. Lane, Jr.        25,916                  0
             D. Gary McRae               25,916                  0
             Wallace H. Mitchell         25,916                  0
             Sam C. Riddle, Jr.          25,916                  0
             David E. Royal              25,876                 40
             Ernest W. Whitley, Jr.      25,916                  0
             Billy T. Woodard            25,916                  0

     2. Ratification of appointment of independent accountants:

             Votes "For"               Votes "Against"     Abstain
             -----------               ---------------     -------
               25,916                         0               0

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  The following exhibits are included or incorporated into this report.

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

__________

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIDELITY BANCSHARES (N.C.), INC.

Dated: May 12, 2003                        By:/s/ Mary W. Willis
                                           ===============================
                                           Mary W. Willis
                                           Chief Financial Officer and Treasurer

                                  CERTIFICATION

     I, Billy T. Woodard, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Fidelity BancShares (N.C), Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                    By:/s/ Billy T. Woodard
                                                      =========================
                                                      Billy T. Woodard
                                                      Chief Executive Officer
                                       23

                                  CERTIFICATION

     I, Mary W. Willis, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Fidelity BancShares (N.C), Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                    By:/s/ Mary W. Willis
                                                      =========================
                                                      Mary W. Willis
                                                      Chief Financial Officer
                                                      and Treasurer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-Q filed by Fidelity BancShares (N.C.), Inc. (the "Company") for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/s/ Billy T. Woodard
===============================
Date: May 12, 2003
Billy T. Woodard
Chief Executive Officer

By:/s/ Mary W. Willis
===============================
Date:  May 12, 2003
Mary W. Willis
Chief Financial Officer and Treasurer