Form 10-Q
period 2003-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 2003-08-13
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

Common Stock—$25 Par Value,—28,011 shares

(Number of shares outstanding, by class, as of August 13, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2003	2002	2002
	(unaudited)		(unaudited, Restated- see Note 1)
Assets
Cash and due from banks	$47,119,163	$47,809,871	$38,693,697
Interest bearing deposits in other banks	48,892,845	32,106,848	24,376,494
Overnight funds sold	79,100,000	50,800,000	34,800,000

Total cash and cash equivalents	175,112,008	130,716,719	97,870,191

Investment securities:
Held to maturity (estimated fair value of $160,166,527, $94,622,654, and $118,545,700, respectively)	159,796,826	94,085,650	118,067,930
Available for sale (cost of $3,407,438, $3,468,310, and $3,566,009, respectively)	12,305,577	11,512,609	12,917,315

Total investment securities	172,102,403	105,598,259	130,985,245

Loans	743,223,261	729,101,387	707,360,831
Allowance for loan losses	(12,346,255)	(11,838,076)	(10,437,661)

Loans, net	730,877,006	717,263,311	696,923,170

Federal Home Loan Bank of Atlanta stock, at cost	2,656,700	2,467,600	2,467,600
Premises and equipment, net	36,600,786	34,590,338	34,845,734
Accrued interest receivable	3,013,204	3,588,368	4,218,272
Intangible assets	24,438,379	17,002,830	17,156,928
Other assets	3,412,358	2,972,759	2,439,624

Total assets	$1,148,212,844	$1,014,200,184	$986,906,764

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$188,891,823	$156,932,202	$151,406,417
Savings and interest-bearing deposits	359,509,538	318,460,309	298,994,546
Time deposits	446,140,650	393,940,013	391,497,761

Total deposits	994,542,011	869,332,524	841,898,724
Short-term borrowings	26,779,487	22,591,378	24,528,546
Long-term borrowings	23,000,000	23,000,000	23,000,000
Accrued interest payable	3,309,702	3,515,541	4,573,892
Other liabilities	4,020,784	3,425,103	3,700,757

Total liabilities	1,051,651,984	921,864,546	897,701,919

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011 shares issued and outstanding)	700,275	700,275	700,275
Surplus	6,163,380	6,163,380	6,163,380
Accumulated other comprehensive income	5,368,563	4,866,801	5,657,540
Retained earnings	84,328,642	80,605,182	76,683,650

Total shareholders’ equity	96,560,860	92,335,638	89,204,845

Total liabilities and shareholders’ equity	$1,148,212,844	$1,014,200,184	$986,906,764

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(Restated- see Note 1)		(Restated- see Note 1)
Interest income: Interest and fees on loans	$11,768,406	12,726,068	$23,665,238	25,228,984
Interest and dividends on investment securities:
Taxable interest income	554,616	1,047,637	1,212,691	2,395,036
Dividend income	66,579	69,236	135,022	135,594
Interest on overnight funds sold	163,863	119,406	270,573	305,483

Total interest income	12,553,464	13,962,347	25,283,524	28,065,097

Interest expense:
Deposits	3,083,684	4,220,215	6,449,234	8,829,725
Short-term borrowings	44,798	61,695	107,511	127,272
Long-term borrowings	488,750	488,750	977,500	977,500

Total interest expense	3,617,232	4,770,660	7,534,245	9,934,497

Net interest income	8,936,232	9,191,687	17,749,279	18,130,600
Provision for loan losses	388,000	700,000	588,000	1,450,000

Net interest income after provision for loan losses	8,548,232	8,491,687	17,161,279	16,680,600

Noninterest income:
Service charges on deposit accounts	1,620,286	1,637,208	3,209,830	3,202,345
Other service charges and fees	1,151,642	946,352	2,070,301	1,797,802
Other income	78,183	50,607	183,165	92,820
Loss on marketable equity securities	—	(71,068)	(65,488)	(71,068)

Total noninterest income	2,850,111	2,563,099	5,397,808	5,021,899

Noninterest expense:
Salaries and employee benefits	4,657,023	4,575,916	9,268,024	9,089,798
Occupancy and equipment	1,203,020	1,212,521	2,431,998	2,441,087
Data processing	827,877	809,441	1,686,805	1,594,424
Amortization of intangibles	77,048	77,048	154,096	154,096
Other expense	1,187,841	1,158,124	2,365,276	2,334,018
Impairment loss on fixed assets	—	143,224	—	143,224

Total noninterest expense	7,952,809	7,976,274	15,906,199	15,756,647

Net income before income taxes	3,445,534	3,078,512	6,652,888	5,945,852
Income tax expense	1,331,141	1,099,138	2,481,252	2,126,030

Net income	$2,114,393	1,979,374	$4,171,636	3,819,822

Per share information:
Net income	$75.48	70.66	$148.93	136.34
Cash dividends declared	$8.00	8.00	$16.00	16.00
Weighted average shares outstanding	28,011	28,011	28,011	28,017

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock			Accumulated other comprehensive	Retained	Comprehensive	Total shareholders’
	Shares	Amount	Surplus	income	earnings	income	equity
Balance December 31, 2001	28,026	$700,650	$6,166,681	$4,817,106	$73,345,948		$85,030,385

Net income (Restated-see Note 1)	—	—	—	—	3,819,822	$3,819,822	3,819,822
Cash dividends ($16.00 per share)	—	—	—	—	(448,296)		(448,296)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)		(37,500)
Unrealized gain on securities available for sale, net of deferred taxes of $548,714	—	—	—	840,434	—	840,434	840,434

Comprehensive income						$4,660,256

Balance June 30, 2002	28,011	$700,275	$6,163,380	$5,657,540	$76,683,650		$89,204,845

Balance December 31, 2002	28,011	$700,275	$6,163,380	$4,866,801	$80,605,182		$92,335,638

Net income	—	—	—	—	4,171,636	$4,171,636	4,171,636
Cash dividends ($16.00 per share)	—	—	—	—	(448,176)		(448,176)
Unrealized gain on securities available for sale, net of deferred taxes of $337,266	—	—	—	516,573	—	516,573	516,573
Additional pension charge related to unfunded pension liability, net of deferred taxes of $9,664	—	—	—	(14,811)	—	(14,811)	(14,811)

Comprehensive income						$4,673,398

Balance June 30, 2003	28,011	$700,275	$6,163,380	$5,368,563	$84,328,642		$96,560,860

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
		(Restated- see Note 1)
Cash flows from operating activities:
Net income	$4,171,636	3,819,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,286,056	1,399,461
(Accretion) amortization on investment securities	(382,480)	68,436
Gain on disposition of premises and equipment	(29,974)	(12,758)
Impairment loss on fixed assets	—	143,224
Provision for loan losses	588,000	1,450,000
Impairment loss on marketable equity securities	65,488	—
Loss on sale of securities available for sale	—	71,068
Gain on other real estate	(60,294)	(12,087)
Decrease in accrued interest receivable	575,164	1,234,763
Increase in other assets, net	(303,503)	(751,514)
Increase in other liabilities, net	214,816	789,438
Decrease in accrued interest payable	(205,839)	(1,684,031)

Net cash provided by operating activities	5,919,070	6,515,822

Cash flows from investing activities:
Purchase of securities held to maturity	(204,328,860)	(97,690,963)
Purchase of securities available for sale	(6,224)	(49,170)
Proceeds from sale of securities available for sale	1,607	45,870
Proceeds from maturities and issuer calls of securities held to maturity	139,000,164	105,000,762
Proceeds from sales of other real estate owned and repossessed assets	258,500	405,400
Purchase of FHLB of Atlanta stock	(189,100)	(158,200)
Net decrease (increase) in loans	16,872,698	(39,166,798)
Purchase of premises and equipment	(1,860,914)	(646,124)
Net cash received on branch purchases	74,506,426	—

Net cash provided (used) by investing activities	24,254,297	(32,259,223)

Cash flows from financing activities:
Net increase in deposits	12,237,924	463,420
Net increase (decrease) in short-term borrowings	2,432,174	(2,544,146)
Cash dividends paid	(448,176)	(448,296)
Purchase and retirement of common stock	—	(37,500)

Net cash provided (used) by financing activities	14,221,922	(2,566,522)

Net increase (decrease) in cash and cash equivalents	44,395,289	(28,309,923)
Cash and cash equivalents at beginning of year	130,716,719	126,180,114

Cash and cash equivalents at end of period	$175,112,008	97,870,191

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,740,084	11,618,528

Cash paid during the period for income taxes	$2,934,047	2,352,995

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred tax effects of $337,266 and $548,714, respectively	$516,573	840,434

Transfer of foreclosed loans to other real estate and repossessed assets	$305,514	465,400

See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Fidelity BancShares (N.C.), Inc. (“BancShares”) is the holding company for The Fidelity Bank (the “Bank”), which operates 66 branches in North Carolina and Virginia, and FIDBANK Capital Trust I (the “Trust”), a statutory business trust created under the laws of the State of Delaware that issued $23.0 million of 8.50% Capital Securities (the “Capital Securities”) in June 1999 maturing in 2029. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

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

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of BancShares as of and for each of the periods presented, including the restatement of 2002 for the application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” upon adoption of Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (see Note 2). All other adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.’s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2003. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Note 2. Adoption of New Accounting Standards

In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Upon adoption of Statement 142, BancShares reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. As a result of this testing, no impairment charges were recorded.

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

BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 earnings per share, after-tax), of amortization expense for the nine months ended September 30, 2002, including $568,000 ($361,000 or $12.88 earnings per share, after tax) for the six months ended June 30, 2002 and $284,000 ($180,000 or $6.44 earnings per share after tax) for the three months ended June 30, 2002. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2003 and thereafter.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2003 and December 31, 2002 and the carrying amount of unamortized intangible assets as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$7,746	$2,473	$4,626	$2,319

Unamortized intangible assets:
Goodwill	$19,165	—	$14,696	—

The scheduled amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter is as follows:

(Dollars in thousands)	Scheduled Amortization Expense
2003	$532
2004	732
2005	689
2006	653
2007	623
2008 and after	2,198

Total	$5,427

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 (Statement 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. BancShares adopted SFAS No. 143 on January 1, 2003 with no material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. BancShares will not be impacted by this Statement, as BancShares has no stock-based compensation plans.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $3,672,000. At June 30, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 is not expected to have an impact on BancShares’ consolidated financial statements.

Note 3. Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4. Allowance for Loan Losses

	(Unaudited) Six months ended June 30,
	2003	2002
Balance at beginning of year	$11,838,076	$9,312,384
Provision for loan losses	588,000	1,450,000
Loans charged off	(328,936)	(1,322,101)
Loan recoveries	249,115	997,378

Balance at end of the period	$12,346,255	$10,437,661

A summary of the allowance for loan losses follows:

At June 30, 2003 the Bank had $758,000 of nonperforming assets which included $478,000 of impaired loans, all of which were on nonaccrual status, and $280,000 of other real estate and repossessed assets. At December 31, 2002, the Bank had $757,000 of nonperforming assets which included $724,000 of impaired loans, all of which were on nonaccrual status, and $33,000 of other real estate owned. At June 30, 2003, and December 31, 2002 the Bank had $1,460,000 and $424,000, respectively, of accruing loans 90 days or more past due.

Note 5. Long Term Borrowings

The $23.0 million long-term obligations at June 30, 2003 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust’s payment of distributions and other payments on the capital securities.

Note 6. Branch Acquisitions

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party (see Note 8 to the consolidated financial statements). This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $114.7 million, respectively. The total purchase price was $7.6 million. Of this, $3.1 million was determined to be a core deposit intangible asset and $4.5 million was determined to be goodwill. Additional mark to market adjustments are pending final valuations for which there may be possible adjustments in the third quarter.

Note 7. Loss on Marketable Equity Securities

During the first quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $65,488. This was a result of unrealized losses that were deemed to be other than temporary. There were no such write downs in the second quarter of 2003. During the second quarter of 2002, BancShares recognized a gross securities loss of $71,068. This loss was the result of selling certain available for sale equity securities. There were no securities gains or losses recognized in the first quarter of 2002.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company (the “Corporation”) and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at June 30, 2003, beneficially owned 11,155 shares, or 39.82%, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2003, beneficially owned 2,530,282 shares, or 28.78%, and 1,384,121 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 651,406 shares, or 38.83%, and 199,477 shares, or 11.89%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

	(Unaudited) Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Data and item processing	$1,702	$1,612
Forms, supplies and equipment	98	143
Trustee for employee benefit plans	29	30
Other	1	—

	$1,830	$1,785

BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $43,602,810 and $38,454,633 at June 30, 2003 and December 31, 2002, respectively.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $3.5 million of BancShares’ mortgage loans.

See Note 6 for a discussion of branch purchases from a subsidiary of the Corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1.

Financial Summary

(Dollars in thousands, except per share data)	2003		2002
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Summary of Operations
Interest income	$12,553	$12,730	$13,693	$13,970	$13,962
Interest expense	3,617	3,917	4,344	4,562	4,770

Net interest income	8,936	8,813	9,349	9,408	9,192
Provision for loan losses	388	200	1,225	550	700

Net interest income after provision for loan losses	8,548	8,613	8,124	8,858	8,492
Noninterest income	2,850	2,548	2,823	2,588	2,563
Noninterest expense	7,953	7,954	7,716	7,665	7,976

Net income before income taxes	3,445	3,207	3,231	3,781	3,079
Income taxes	1,331	1,150	1,253	1,389	1,099

Net income	$2,114	$2,057	$1,978	$2,392	$1,980

Selected Period-End Balances
Total assets	$1,148,213	$1,020,556	$1,014,200	$1,004,511	$986,907
Investment securities and overnight funds sold	251,202	175,456	156,398	178,451	165,785
Loans, gross	743,223	718,957	729,101	722,207	707,361
Interest earning assets	1,045,975	933,019	920,074	915,103	899,990
Deposits	994,542	873,697	869,333	864,959	841,899
Long-term obligations	23,000	23,000	23,000	23,000	23,000
Interest bearing liabilities	855,430	756,103	757,991	745,948	738,021
Shareholders’ equity	96,561	94,251	92,336	90,817	89,205
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Selected Average Balances
Total assets	$1,025,623	$1,003,666	$1,005,872	$984,916	$975,194
Investment securities and overnight funds sold	179,898	154,421	165,288	168,124	168,825
Loans, gross	716,514	727,288	725,231	714,084	696,944
Interest earning assets	939,378	919,624	921,630	903,991	893,310
Deposits	875,776	857,172	863,213	843,403	833,664
Long-term obligations	23,000	23,000	23,000	23,000	23,000
Interest bearing liabilities	765,615	754,192	752,411	739,436	738,015
Shareholders’ equity	96,276	94,046	92,119	90,344	88,377
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.83%	0.83%	0.78%	0.96%	0.81%
Shareholders’ equity	8.81%	8.87%	8.52%	10.51%	8.98%
Dividend payout ratio (1)	10.60%	10.89%	11.33%	9.37%	11.32%

Liquidity and Capital Ratios (averages)
Loans to deposits	81.81%	84.85%	83.45%	84.67%	83.60%
Shareholders’ equity to total assets	9.39%	9.37%	9.16%	9.17%	9.06%

Per Share of Common Stock
Net income	$75.48	$73.44	$70.60	$85.40	$70.66
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value (2)	3,447.25	3,364.79	3,296.41	3,242.17	3,184.64

(1) For each indicated period, total common dividends declared divided by net income

(2) At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Year to Date

	2003			2002			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans (1) (2)	$721,871	$23,693	6.62%	$687,339	$25,260	7.41%	$1,201	$(2,768)	$(1,567)
Taxable investment securities	108,037	996	1.86	128,380	2,193	3.44	(268)	(929)	(1,197)
Overnight funds sold	47,559	271	1.15	36,231	305	1.70	80	(114)	(34)
Other investments	14,209	135	1.92	14,603	136	1.88	—	(1)	(1)
Interest bearing deposits in other banks	37,879	217	1.16	24,812	203	1.65	91	(77)	14

Total interest earning assets	$929,555	$25,312	5.49%	$891,365	$28,097	6.36%	$1,104	$(3,889)	$(2,785)

Noninterest earning assets:
Cash and due from banks	38,503			34,715
Premises and equipment	34,726			35,317
Other assets	23,862			22,920
Reserve for loan losses	(11,941)			(9,534)

Total assets	$1,014,705			$974,783

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$117,383	$148	0.25%	$107,874	$171	0.32%	$16	$(39)	$(23)
Savings deposits	201,775	891	0.89	190,838	1,490	1.57	60	(659)	(599)
Time deposits	394,919	5,410	2.76	395,841	7,169	3.65	(15)	(1,744)	(1,759)
Short-term borrowings	22,858	108	0.95	23,323	127	1.10	(3)	(16)	(19)
Long-term borrowings	23,000	978	8.57	23,000	978	8.57	—	—	—

Total interest bearing liabilities	$759,935	$7,535	2.00%	$740,876	$9,935	2.70%	$58	$(2,458)	$(2,400)

Noninterest bearing liabilities:
Demand deposits	152,448			138,294
Other liabilities	7,155			8,155
Shareholders’ equity	95,167			87,458

Total liabilities and equity	$1,014,705			$974,783

Interest rate spread (3)			3.49%			3.66%

Net interest income and net interest margin (4)		$17,777	3.86%		$18,162	4.11%	$1,046	$(1,431)	$(385)

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003 and 2002.

The taxable equivalent adjustment was approximately $28,000 and $31,000 for the periods in 2003 and 2002, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

TABLE 3.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Second Quarter

	2003			2002			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans (1) (2)	$716,514	$11,782	6.60%	$696,944	$12,742	7.33%	$340	$(1,300)	$(960)
Taxable investment securities	110,203	437	1.59	127,946	945	2.96	(101)	(407)	(508)
Overnight funds sold	57,691	163	1.13	28,242	118	1.68	103	(58)	45
Other investments	14,660	67	1.83	15,105	70	1.86	—	(3)	(3)
Interest bearing deposits in other banks	40,310	118	1.17	25,073	104	1.66	54	(40)	14

Total interest earning assets	$939,378	$12,567	5.37%	$893,310	$13,979	6.28%	$396	$(1,808)	$(1,412)

Noninterest earning assets:
Cash and due from banks	38,900			33,955
Premises and equipment	34,871			35,119
Other assets	24,492			22,585
Reserve for loan losses	(12,018)			(9,775)

Total assets	$1,025,623			$975,194

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$118,521	$63	0.21%	$105,890	$82	0.31%	$10	$(29)	$(19)
Savings deposits	204,549	421	0.83	194,633	757	1.56	26	(362)	(336)
Time deposits	396,068	2,599	2.63	392,167	3,381	3.46	30	(812)	(782)
Short-term borrowings	23,477	45	0.77	22,325	61	1.10	3	(19)	(16)
Long-term borrowings	23,000	489	8.53	23,000	489	8.53	—	—	—

Total interest bearing liabilities	$765,615	$3,617	1.89%	$738,015	$4,770	2.59%	$69	$(1,222)	$(1,153)

Noninterest bearing liabilities:
Demand deposits	156,638			140,974
Other liabilities	7,094			7,828
Shareholders’ equity	96,276			88,377

Total liabilities and equity	$1,025,623			$975,194

Interest rate spread (3)			3.48%			3.69%

Net interest income and net interest margin (4)		$8,950	3.82%		$9,209	4.14%	$327	$(586)	$(259)

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003 and 2002.

The taxable equivalent adjustment was approximately $14,000 and $15,000 for the years 2003 and 2002, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries (“BancShares”). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares’ banking subsidiary, The Fidelity Bank (the “Bank”), which operates 66 branches in North Carolina and Virginia.

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

Financial Condition and Results of Operations.

Net Income. In the first six months of 2003, BancShares’ net income increased $352,000 to $4.2 million from $3.8 million in the six months of 2002, an increase of 9.21%. Net income in the second quarter of 2003 increased $135,000 or 6.82% when compared to the same period in the prior year. The increase resulted primarily from a decrease in the provision for loan losses and an increase in noninterest income. In addition, BancShares recorded an impairment loss on fixed assets in the second quarter of 2002 of $143,000, which did not recur in 2003.

Net income per share for the first six months of 2003 was $148.93, an increase of $12.59 per share or 9.23% from $136.34 per share in 2002. For the second quarter of 2003, net income per share was $75.48, an increase of $4.82 or 6.82%, from $70.66 per share for the second quarter of 2002. Return on average assets for the first six months of 2003 and 2002 was 0.83% and 0.79%, respectively. For the second quarter of 2003 and 2002, return on average assets was 0.83% and 0.81%, respectively. Return on average equity for the first six months of 2003 and 2002 was 8.84% and 8.81%, respectively. For the second quarter of 2003 and 2002, return on equity was 8.81% and 8.98%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Tables 2 and 3.

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party. This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $114.7 million, respectively. Due to the timing of this acquisition, results of operations were not significantly impacted.

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first six months of 2003, net interest income was $17.7 million as compared to $18.1 million for the same period in 2002, a decrease of $381,000 or 2.10%. Of the $381,000 decrease in net interest income, a $1.4 million decrease resulted from interest rate changes on interest earning assets and interest bearing liabilities, the affect of which was offset by the impact of increases in volume which contributed to a $1.0 million increase in the net interest income. The net interest margin for first six months of 2003 and 2002 was 3.86% and 4.11%, respectively. Net interest income and net interest margin for the second quarter of 2003 and 2002 were $8.9 million and 3.82% and $9.2 million and 4.14%, respectively.

Interest income for the first six months of 2003 was $25.3 million as compared to $28.1 million in 2002, a decrease of $2.8 million or 9.91%. The decrease in interest income for the first six months of 2003 over the first six months of 2002 is attributable mainly to a decline in interest rates, which was slightly offset by growth in average earning asset balances. Interest income from loans amounted to $23.7 million in the first six months of 2003 as compared to $25.2 million in the first six months of 2002, a decrease of $1.6 million or 6.20%. BancShares’ loan growth is largely due to growth within the existing branch network as well as the acquisition of four branches in the second quarter of 2003. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $1.6 million and $2.8 million for the first six months of 2003 and 2002, respectively. Average interest-earning assets for the first six months of 2003 increased to $929.6 million, a 4.28% increase, from $891.3 million in the first six months of 2002. The yield on interest earnings assets for the first six months of 2003 and 2002 was 5.49% and 6.36%, respectively. Trends in interest earning assets are shown in Tables 2 and 3.

Interest expense for the six months of 2003 was $7.5 million compared to $9.9 million in 2002, a decrease of $2.4 million or 24.16%. The decrease in interest expense in the first six months of 2003, compared to the first six months of 2002, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $19.5 million or 2.81%, from $694.6 million in the first six months of 2002 to $714.1 million in the first six months of 2003. The average rate paid on interest-bearing deposits was 1.82% and 2.56% for the first six months of 2003 and 2002, respectively. Borrowings contributed $1.1 million in interest expense during the first six months of 2003 as well as the first six months of 2002. The yield on interest bearing liabilities for the first six months of 2003 and 2002 was 2.00% and 2.70%, respectively. Trends in interest bearing liabilities are shown in Tables 2 and 3.

Asset Quality and Provision for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the second quarter of 2003 and 2002, management added $388,000 and $700,000, respectively, to the allowance for loan losses as provisions for loan losses. The decrease in the provision for loan losses is primarily attributable to a decline in net charge-offs and lower levels of net loan growth in 2003 compared to 2002. During the first six months of 2003, management charged-off loans totaling $329,000 and had recoveries of $249,000 resulting in net charge-offs of $80,000. During the same period in 2002, management charged-off $1.3 million in loans and had recoveries of $997,000, resulting in net charge-offs of $325,000. Charge-offs were higher for the first six months of 2002 than the same period of 2003 due to charge-offs of three real estate loans in 2002. The ratio of allowance for loan losses to loans increased to 1.66% at June 30, 2003 from 1.62% at December 31, 2002. The following table presents BancShares’ comparative asset quality ratios:

	June 30, 2003	December 31, 2002
Ratio of annualized net loans charged off to average loans	0.02%	0.10%
Allowance for loan losses to loans	1.66	1.62
Non-performing assets to total gross loans and other real estate owned	0.10	0.13
Non-performing assets to total assets	0.07	0.09

Management considers the June 30, 2003 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations or the methodology used to estimate the allowance for loan losses during the second quarter.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgements about information available to them at the time of their examinations.

BancShares had impaired loans of $478,000 at June 30, 2003 (all of which are on non-accrual status) and $89,000 at June 30, 2002. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income. Noninterest income increased $376,000 or 7.49% for the first six months of 2003 over the first six months of 2002. Noninterest income for the first six months of 2003 includes a gain on the sale of other real estate of $57,000, and increased mortgage commission income of $588,000 for the first six months of 2003 compared with commissions of $303,000 for the same period in 2002. In the first six months of 2003 and 2002 there were losses taken on certain marketable equity securities. These losses for 2003 and 2002 were $65,488 and $71,068, respectively. Service charges on deposit accounts and other service charges and fees, increased $280,000 or 5.60% during the first six months of 2003 primarily due to growth in the existing branch network. BancShares’ average deposits increased $33.7 million or 4.04% to $866.5 million in the first six months of 2003 from $832.8 million in the first six months of 2002. For the second quarter of 2003, noninterest income increased $287,000 or 11.20% over the same period in 2002. This was mainly due to an increase in other service charges and fees of $205,000 or 21.69% mainly due to growth in the network. The remainder of the increase was due to a loss on marketable equity securities in the three months ended June 30, 2002 of $71,068, which did not recur in the three months ended June 30, 2003.

Noninterest Expense. Noninterest expense increased $150,000 or 0.95%, from $15.8 million in the first six months of 2002 to $15.9 million in the first six months of 2003, including increases of $178,000 in salaries and employee benefits, $92,000 in data processing costs, and $31,000 in other expenses, which were offset by a decrease of $9,000 in occupancy and equipment and a decrease of $143,000 in impairment losses on fixed assets. The fluctuations represented increases of 1.96% in salaries and employee benefits, 5.79% in data processing costs, and 1.34% in other income, which were offset by decreases of 0.37% in occupancy and equipment and 100% in impairment losses over the first six months of 2002.

For the second quarter of 2003, noninterest expense decreased $23,000 or 0.29% over the same period in 2002. Noninterest expense decreased due to the decrease in impairment losses on fixed assets of $143,000 or 100% as well as a decrease of $10,000 or 0.78% in occupancy and equipment which were offset by increases of $81,000 or 1.77% in salaries and employee benefits, $18,000 or 2.28% in data processing and $30,000 or 2.57% in other expense. BancShares had an impairment loss of $143,224 in the second quarter of 2002. In May 2002, BancShares analyzed the operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares had accrued disposition costs including $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch.

Income Taxes. In the first six months of 2003, BancShares had income tax expense of $2.5 million, an increase of $355,000 or 16.71%, from $2.1 million in the prior year period. The resulting effective income tax rates, based on the accruals for the six months ended June 30, 2003 and 2002, were 37.30% and 35.76%, respectively. The increase in effective income tax rates is due to a decrease in tax exempt income from securities held by the Bank.

Capital Resources.

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at June 30, 2003 was 8.96% as compared to 9.45% at December 31, 2002.

BancShares is also required to meet minimum requirements for risk-based capital (“RBC”). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2003, the Total Capital Ratio was 13.32% as compared to 14.24% at December 31, 2002.

The following table presents capital adequacy calculations and ratios of BancShares:

(Dollars in thousands)	June 30, 2003		December 31, 2002
Tier 1 capital	$89,739		$93,466
Total capital	103,487		106,463
Leverage capital ratio	8.96	%(1)	9.45	%(1)
Tier 1 capital ratio	11.55	(1)	12.50	(1)
Total capital ratio	13.32	(1)	14.24	(1)

(1)	These ratios exceed the minimum required regulatory capital ratios.

At June 30, 2003, and December 31, 2002, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.”

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

As of June 30, 2003 and December 31, 2002, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	June 30, 2003	December 31, 2002
Outstanding commitments to lend, unfunded loans and lines of credit	$261,020,043	231,232,246

Standby letters of credit	$3,672,178	3,781,003

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks less the federal reserve requirement. These assets represented 25.07% of deposits at June 30, 2003, an increase from 16.07% at December 31, 2002. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 26.52% at June 30, 2003, compared to 17.22% at December 31, 2002.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2003 and 2002. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2003, and December 31, 2002, jumbo time deposits represented 11.25% and 11.27%, respectively, of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional need, which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

BancShares has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in less than one year.

CONTRACTUAL OBLIGATIONS

As of June 30, 2003

	Payments due by period
	(dollars in thousands)
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$851,345	112,606	30,591	—	994,542
Short-term borrowings	26,779	—	—	—	26,779
Long-term borrowings	—	—	—	23,000	23,000
Lease obligations	393	466	298	686	1,843

Total contractual cash obligations	$878,517	113,072	30,889	23,686	1,046,164

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2003. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended June 30,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$81,704	$87,310	$64,126	$10,867	$9,662	$6,780	$260,449	$260,268
Average rate (%)	8.53%	7.90%	7.63%	7.49%	7.04%	7.70%	7.98%

Variable rate	$226,058	$1,681	$8,321	$21,297	$13,130	$112,287	$482,774	$482,774
Average rate (%)	4.88%	4.75%	4.80%	4.51%	4.66%	4.82%	4.82%

Investment securities (1):
Fixed rate	$159,791	$—	—	—	—	$6	$159,797	$160,167
Average rate (%)	1.56%	—	—	—	—	10.93%	1.56%

Liabilities
Savings and interest bearing checking:
Fixed rate	$359,510	—	—	—	—	—	$359,510	$359,510
Average rate (%)	0.34%	—	—	—	—	—	0.34%

Certificates of deposit:
Fixed rate	$302,944	$90,165	$22,441	$30,591	—	—	$446,141	$452,733
Average rate (%)	2.06%	3.48%	3.59%	4.13%	—	—	2.57%

Short-term obligations:
Variable rate	$26,779	—	—	—	—	—	$26,779	$26,779
Average rate (%)	0.65%	—	—	—	—	—	0.65%

Long-term obligations:
Fixed rate	—	—	—	—	—	$23,000	$23,000	$24,150
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a cost of approximately $3,407,438 and a fair value of approximately $12,305,577 have been excluded from this table.

Interest Sensitivity. The table below presents BancShares’ interest sensitivity position at June 30, 2003. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of June 30, 2003, BancShares had a positive one-year cumulative gap position of 32.56% and a positive total cumulative gap position of 18.22%. At December 31, 2002, BancShares had a one-year positive cumulative gap position of 23.51% and a total positive cumulative gap position of 17.62%.

	June 30, 2003
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One- Year Sensitive	Total Non Sensitive	Total
Assets:
Loans	$441,422	$49,047	$13,290	$26,580	$530,339	$212,884	$743,223
Investment securities	19,999	69,901	39,834	30,057	159,791	12,311	172,102
Overnight funds sold	79,100	—	—	—	79,100	—	79,100
Other	—	—	—	—	—	2,657	2,657
Interest bearing deposits in other banks	48,893	—	—	—	48,893	—	48,893

Total interest earning assets	$589,414	$118,948	$53,124	$56,637	$818,123	$227,852	$1,045,975

Liabilities:
Savings and checking with interest	$—	$—	$—	$—	$—	$211,644	$211,644
Money market savings	147,866	—	—	—	147,866	—	147,866
Time deposits	56,464	56,735	98,942	90,803	302,944	143,197	446,141
Short-term borrowings	26,779	—	—	—	26,779	—	26,779
Long-term borrowings	—	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$231,109	$56,735	$98,942	$90,803	$477,589	$377,841	$855,430

Interest-sensitivity gap	$358,305	$62,213	$(45,818)	$(34,166)	$340,534	$(149,989)	$190,545

Cumulative interest sensitivity gap	$358,305	$420,518	$374,700	$340,534	$340,534	$190,545	$190,545
Cumulative interest sensitivity gap to total interest earning assets	34.26%	40.20%	35.82%	32.56%	32.56%	18.22%	18.22%

Accounting and Other Matters.

In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Upon adoption of Statement 142, BancShares reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. As a result of this testing, no impairment charges were recorded.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required BancShares to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 earnings per share, after-tax), of amortization expense for the nine months ended September 30, 2002, including $568,000 ($361,000 or $12.88 earnings per share, after tax) for the six months ended June 30, 2002 and $284,000 ($180,000 or $6.44 earnings per share after tax) for the three months ended June 30, 2002. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2003 and thereafter.

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 (Statement 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. BancShares adopted SFAS No. 143 on January 1, 2003 with no material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock- Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. BancShares will not be impacted by this Statement, as BancShares has no stock-based compensation plans.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $3,672,000. At June 30, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 is not expected to have an impact on BancShares’ consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	The following exhibits are included or incorporated into this report.

3.1	BancShares’ Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
3.2	BancShares’ By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.1	Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.2	Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)
4.3	Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.4	Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.5	Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.6	Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
4.7	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	FIDELITY BANCSHARES (N.C.), INC.
By: /s/ Mary W. Willis Mary W. Willis Chief Financial Officer and Treasurer