Form 10-Q
period 2003-09-30
FIDELITY BANCSHARES NC INC /DE/
filed 2003-11-13
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock - $25 Par Value, - 28,011 shares

(Number of shares outstanding, by class, as of November 13, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002	September 30, 2002
	(unaudited)		(unaudited,
			Restated-see Note 1)

Assets
Cash and due from banks	$50,581,619	$47,809,871	$41,990,331
Interest bearing deposits in other banks	26,131,404	32,106,848	11,976,854
Overnight funds sold	45,900,000	50,800,000	38,500,000

Total cash and cash equivalents	122,613,023	130,716,719	92,467,185

Investment securities:
Held to maturity (estimated fair value of $204,978,696, $94,622,654, and $128,542,787, respectively)	204,822,969	94,085,650	128,003,982
Available for sale (cost of $3,387,593, $3,468,310, and $3,515,623 respectively)	12,837,586	11,512,609	11,947,212

Total investment securities	217,660,555	105,598,259	139,951,194

Loans	741,624,881	729,101,387	722,206,880
Allowance for loan losses	(12,539,023)	(11,838,076)	(10,778,214)

Loans, net	729,085,858	717,263,311	711,428,666

Federal Home Loan Bank of Atlanta stock, at cost	2,656,700	2,467,600	2,467,600
Premises and equipment, net	37,038,001	34,590,338	34,970,604
Accrued interest receivable	3,078,068	3,588,368	3,345,586
Intangible assets	24,195,583	17,002,830	17,079,880
Other assets	3,826,209	2,972,759	2,799,729

Total assets	$1,140,153,997	$1,014,200,184	$1,004,510,444

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$182,996,864	$156,932,202	$160,471,853
Savings and interest-bearing deposits	362,720,602	318,460,309	307,628,165
Time deposits	438,855,602	393,940,013	396,858,974

Total deposits	984,573,068	869,332,524	864,958,992
Short-term borrowings	27,025,214	22,591,378	18,460,605
Long-term borrowings	23,000,000	23,000,000	23,000,000
Accrued interest payable	3,206,425	3,515,541	3,320,192
Other liabilities	3,864,392	3,425,103	3,954,101

Total liabilities	1,041,669,099	921,864,546	913,693,890

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011 shares issued and outstanding)	700,275	700,275	700,275
Surplus	6,163,380	6,163,380	6,163,380
Accumulated other comprehensive income	5,702,434	4,866,801	5,101,111
Retained earnings	85,918,809	80,605,182	78,851,788

Total shareholders’ equity	98,484,898	92,335,638	90,816,554

Total liabilities and shareholders’ equity	$1,140,153,997	$1,014,200,184	$1,004,510,444

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Restated- see Note 1)		(Restated-see Note 1)
Interest income:
Interest and fees on loans	$11,679,106	12,925,958	$35,344,344	38,154,942
Interest and dividends on investment securities:
Taxable interest income	709,500	775,432	1,922,191	3,170,468
Dividend income	63,110	70,360	198,132	205,954
Interest on overnight funds sold	160,034	198,067	430,607	503,550

Total interest income	12,611,750	13,969,817	37,895,274	42,034,914

Interest expense:
Deposits	2,934,191	4,013,038	9,383,425	12,842,763
Short-term borrowings	45,587	60,121	153,098	187,393
Long-term borrowings	488,750	488,750	1,466,250	1,466,250

Total interest expense	3,468,528	4,561,909	11,002,773	14,496,406

Net interest income	9,143,222	9,407,908	26,892,501	27,538,508
Provision for loan losses	407,000	550,000	995,000	2,000,000

Net interest income after provision for loan losses	8,736,222	8,857,908	25,897,501	25,538,508

Noninterest income:
Service charges on deposit accounts	1,753,201	1,661,947	4,963,031	4,864,292
Other service charges and fees	1,101,535	936,329	3,171,836	2,734,131
Other income	34,928	42,814	218,093	135,634
Loss on marketable equity securities	(22,215)	(53,166)	(87,703)	(124,234)

Total noninterest income	2,867,449	2,587,924	8,265,257	7,609,823

Noninterest expense:
Salaries and employee benefits	4,795,809	4,364,104	14,063,833	13,453,902
Occupancy and equipment	1,299,145	1,224,407	3,731,143	3,665,494
Data processing	910,742	796,168	2,597,547	2,390,592
Amortization of intangibles	189,183	77,048	343,279	231,144
Other expense	1,423,735	1,203,196	3,789,011	3,537,214
Impairment loss on fixed assets	—	144	—	143,368

Total noninterest expense	8,618,614	7,665,067	24,524,813	23,421,714

Net income before income taxes	2,985,057	3,780,765	9,637,945	9,726,617
Income tax expense	1,170,803	1,388,539	3,652,055	3,514,569

Net income	$1,814,254	2,392,226	$5,985,890	6,212,048

Per share information:
Net income	$64.77	85.40	$213.70	221.74
Cash dividends declared	$8.00	8.00	$24.00	24.00
Weighted average shares outstanding	28,011	28,011	28,011	28,015

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock			Accumulated other comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity
	Shares	Amount	Surplus
Balance December 31, 2001	28,026	$700,650	$6,166,681	$4,817,106	$73,345,948		$85,030,385

Net income (Restated- see Note 1)	—	—	—	—	6,212,048	$6,212,048	6,212,048
Cash dividends ($24.00 per share)	—	—	—	—	(672,384)		(672,384)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)		(37,500)
Unrealized gain on securities available for sale, net of deferred taxes of $185,425	—	—	—	284,005	—	284,005	284,005

Comprehensive income						$6,496,053

Balance September 30, 2002	28,011	$700,275	$6,163,380	$5,101,111	$78,851,788		$90,816,554

Balance December 31, 2002	28,011	$700,275	$6,163,380	$4,866,801	$80,605,182		$92,335,638

Net income	—	—	—	—	5,985,890	$5,985,890	5,985,890
Cash dividends ($24.00 per share)	—	—	—	—	(672,263)		(672,263)
Unrealized gain on securities available for sale, net of deferred taxes of $555,249	—	—	—	850,444	—	850,444	850,444
Additional pension charge related to unfunded pension liability, net of deferred taxes of $9,664	—	—	—	(14,811)	—	(14,811)	(14,811)

Comprehensive income						$6,821,523

Balance September 30, 2003	28,011	$700,275	$6,163,380	$5,702,434	$85,918,809		$98,484,898

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2003	2002
		(Restated- see Note 1)
Cash flows from operating activities:
Net income	$5,985,890	6,212,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,058,929	2,071,488
Net accretion of premiums or discounts	(766,022)	(157,449)
Loss (gain) on disposition of premises and equipment	(24,358)	19,274
Impairment loss on fixed assets	—	143,368
Provision for loan losses	995,000	2,000,000
Impairment loss on marketable equity securities	87,703	47,245
Loss on sale of securities available for sale	—	76,989
Gain on other real estate	(59,393)	(17,087)
Decrease in accrued interest receivable	510,300	2,107,449
Increase in other assets, net	(953,132)	(1,066,621)
Increase (decrease) in other liabilities, net	(159,559)	1,225,040
Decrease in accrued interest payable	(309,116)	(2,937,731)

Net cash provided by operating activities	7,366,242	9,724,013

Cash flows from investing activities:
Purchase of securities held to maturity	(324,161,579)	(167,401,804)
Purchase of securities available for sale	(9,495)	(56,184)
Proceeds from sale of securities available for sale	2,508	50,103
Proceeds from maturities and issuer calls of securities held to maturity	214,000,314	165,001,438
Proceeds from sales of other real estate owned and repossessed assets	498,377	405,400
Purchase of FHLB of Atlanta stock	(189,100)	(158,200)
Net decrease (increase) in loans	18,557,750	(53,962,295)
Purchase of premises and equipment	(2,271,627)	(1,517,117)
Net cash received on branch purchases	73,313,818	—

Net cash used by investing activities	(20,259,034)	(57,638,659)

Cash flows from financing activities:
Net increase in deposits	2,783,458	23,523,688
Net increase (decrease) in short-term borrowings	2,677,901	(8,612,087)
Cash dividends paid	(672,263)	(672,384)
Purchase and retirement of common stock	—	(37,500)

Net cash provided by financing activities	4,789,096	14,201,717

Net decrease in cash and cash equivalents	(8,103,696)	(33,712,929)
Cash and cash equivalents at beginning of year	130,716,719	126,180,114

Cash and cash equivalents at end of period	$122,613,023	92,467,185

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,311,889	17,434,137

Cash paid during the period for income taxes	$4,494,187	4,049,995

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale secuities, net of deferred tax effects of $555,249 and $185,425, respectively	$850,444	284,005

Transfer of foreclosed loans to other real estate and repossessed assets	$310,514	505,400

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

Note 2. Adoption of New Accounting Standards

In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” as subsequently amended and superceded. Upon adoption of Statement 142, BancShares reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. As a result of this testing, no impairment charges were recorded.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required BancShares to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 earnings per share, after-tax) of amortization expense for the nine months ended September 30, 2002, including $285,000 ($181,000 or $6.46 earnings per share after tax) for the three months ended September 30, 2002. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the fourth quarter of 2002. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2003 and thereafter.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of September 30, 2003 and December 31, 2002 and the carrying amount of unamortized intangible assets as of September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$7,746	$2,662	$4,626	$2,319

Unamortized intangible assets:
Goodwill	$19,112	—	$14,696	—

The scheduled amortization expense for intangible assets as of January 1, 2003, and including the impact of the acquisition in 2003, for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter is as follows:

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

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 is $3,335,000. At September 30, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. BancShares has identified no investments in variable interest entities that would require consolidation under FIN 46. The application of Interpretation 46 may result in the de-consolidation of the trust that has issued the trust preferred capital securities currently reported in our consolidated financial statements; at this time final interpretation regarding such application is pending. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. The potential de-consolidation of the trust would instead cause the disclosure of junior subordinated debentures between BancShares and the trust subsidiary. Currently, the junior subordinated debentures are eliminated in consolidation, resulting in the disclosure of long-term borrowings. The impact of this change would not have a material effect on our consolidated financial statements. Treatment of trust preferred securities within BancShares capital ratio calculations in light of FIN 46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, our tier 1 and total capital would be reduced by the amount of outstanding trust preferred securities but we believe our capital classifications would remain unchanged.

Note 3. Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4. Allowance for Loan Losses

A summary of the allowance for loan losses follows:

	(Unaudited) Nine months ended September 30,
	2003	2002
Balance at beginning of year	$11,838,076	$9,312,384
Provision for loan losses	995,000	2,000,000
Loans charged off	(636,017)	(2,043,436)
Loan recoveries	341,964	1,509,266

Balance at end of the period	$12,539,023	$10,778,214

At September 30, 2003 the Bank had $1,050,000 of nonperforming assets which included $1,006,000 of impaired loans, which comprise all of the Company’s nonaccrual loans, and $44,000 of other real estate and repossessed assets. At December 31, 2002, the Bank had $944,000 of nonperforming assets which included $724,000 of impaired loans, which comprise all of the Company’s nonaccrual loans, and $220,000 of other real estate owned. At September 30, 2003, and December 31, 2002 the Bank had $1,041,000 and $424,000, respectively, of accruing loans 90 days or more past due.

Note 5. Long Term Borrowings

The $23.0 million long-term obligations at September 30, 2003 are Capital Trust Securities of the Trust. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. The sole asset of the Trust is $23.7 million of 8.50% Junior Subordinated Debentures of BancShares due 2029. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which the Trust exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of the Trust’s payment of distributions and other payments on the capital securities.

Note 6. Branch Acquisitions

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party (see Note 8 to the consolidated financial statements). This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively. The total purchase price was $7.5 million. Of this, $3.1 million was determined to be a core deposit intangible asset and $4.4 million was determined to be goodwill. This acquisition has been accounted for using the purchase method of accounting for business combinations with the assets and liabilities recorded based on estimates of fair values as of June 20, 2003. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the four FCB branches as of June 20, 2003, and the related fair value adjustments recorded by BancShares to reflect the acquisition.

(Dollars in thousands)	As Recorded by FCB	Fair Value Adjustments		As Recorded by Fidelity Bank
Assets:
Cash	$784	—		784
Loans, gross	31,380	334	(a)	31,714
Premises and Equipment	1,251	624	(b)	1,875
Prepaid expenses	11	—		11
Other-identifiable intangible asset	—	3,121	(c)	3,121

Total	33,426	4,079		37,505

Liabilities:
Deposits	$113,459	981	(d)	114,440

Total	113,459	981		114,440

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller				$(76,935)

The following shows the calculation of the goodwill recorded in this transaction

Purchase price paid for acquisition	$7,500

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller	(76,935)
Cash received from seller at closing, excluding reductions for purchase price of $7,500	80,019

Net fair value of assets acquired from seller	3,084

Goodwill recorded for acquisition, representing then excess of purchase price over the fair value of net assets acquired	$4,416

Explanation of Fair Value Adjustments

(a)	This fair value adjustment was recorded because the interest rates on FCB’s loans exceeded current interest rates on similar loans. This amount will be amortized to reduce interest income over the remaining lives of the related loans, which have an average life of 36 months.
(b)	This fair value adjustment was recorded because the fair market value of the buildings acquired exceeded the book value. This amount will be amortized to increase depreciation expense over the remaining lives of the three acquired buildings, which range from 7 to 18 years.
(c)	This fair value adjustment was represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by BancShares as an identifiable intangible asset and will be amortized as expense on an accelerated basis over an eleven year period based on an amortization schedule provided by the consulting firm.
(d)	This fair value adjustment was recorded because the interest rates on FCB’s time deposits exceeded current interest rates on similar time deposits. This amount will be amortized to reduce interest expense over the remaining lives of the related CD’s, which have an average life of 13 months.

Note 7. Loss on Marketable Equity Securities

During the first quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $65,000. This was a result of unrealized losses that were deemed to be other than temporary. There were no such write downs in the second quarter of 2003. During the third quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $22,000. This was a result of unrealized losses that were deemed to be other than temporary. During the second quarter of 2002, BancShares recognized a gross securities loss of $71,000. This loss was the result of selling certain available for sale equity securities. During the third quarter of 2002, BancShares recognized a securities loss of $6,000 as a result of selling available for sale equity securities. Also during the third quarter, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $47,000. This was a result of unrealized losses that were deemed to be other than temporary. There were no securities gains or losses recognized in the first quarter of 2002.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary, First-Citizens Bank & Trust Co. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at September 30, 2003, beneficially owned 11,155 shares, or 39.82%, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2003, beneficially owned 2,530,322 shares, or 28.89%, and 1,384,121 shares, or 15.80%, of the Corporation’s outstanding Class A common stock, and 652,285 shares, or 38.88%, and 201,812 shares, or 12.03%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.40%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

	(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002
Data and item processing	$2,598	$2,430
Forms, supplies and equipment	254	211
Trustee for employee benefit plans	45	45
Other	4	1

	$2,901	$2,687

BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $40,735,545 and $38,454,633 at September 30, 2003 and December 31, 2002, respectively. The rate paid on overnight funds by the Corporation was .89% at September 30, 2003 and .99% at December 31, 2002.

BancShares is related through common ownership with Southern Bank and Trust Co. (“Southern”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $3.0 million of BancShares’ mortgage loans.

See Note 6 for a discussion of branch purchases from a subsidiary of the Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1.

Financial Summary

	2003			2002
(Dollars in thousands, except per share data)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Summary of Operations
Interest income	$12,612	$12,553	$12,730	$13,693	$13,970
Interest expense	3,469	3,617	3,917	4,344	4,562

Net interest income	9,143	8,936	8,813	9,349	9,408
Provision for loan losses	407	388	200	1,225	550

Net interest income after provision for loan losses	8,736	8,548	8,613	8,124	8,858
Noninterest income	2,868	2,850	2,548	2,823	2,588
Noninterest expense	8,619	7,953	7,954	7,716	7,665

Net income before income taxes	2,985	3,445	3,207	3,231	3,781
Income taxes	1,171	1,331	1,150	1,253	1,389

Net income	$1,814	$2,114	$2,057	$1,978	$2,392

Selected Period-End Balances
Total assets	$1,140,154	$1,148,213	$1,020,556	$1,014,200	$1,004,511
Investment securities and overnight funds sold	263,561	251,202	175,456	156,398	178,451
Loans, gross	741,625	743,223	718,957	729,101	722,207
Interest earning assets	1,033,974	1,045,975	933,019	920,074	915,103
Deposits	984,573	994,542	873,697	869,333	864,959
Long-term obligations	23,000	23,000	23,000	23,000	23,000
Interest bearing liabilities	851,602	855,430	756,103	757,991	745,948
Shareholders’ equity	98,485	96,561	94,251	92,336	90,817
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Selected Average Balances
Total assets	$1,127,477	$1,025,623	$1,003,666	$1,005,872	$984,916
Investment securities and overnight funds sold	235,018	179,898	154,421	165,288	168,124
Loans, gross	746,440	716,514	727,288	725,231	714,084
Interest earning assets	1,031,741	939,378	919,624	921,630	903,991
Deposits	969,945	875,776	857,172	863,213	843,403
Long-term obligations	23,000	23,000	23,000	23,000	23,000
Interest bearing liabilities	846,096	765,615	754,192	752,411	739,436
Shareholders’ equity	98,587	96,276	94,046	92,119	90,344
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.64%	0.83%	0.83%	0.78%	0.96%
Shareholders’ equity	7.30%	8.81%	8.87%	8.52%	10.51%
Dividend payout ratio (1)	12.35%	10.60%	10.89%	11.33%	9.37%

Liquidity and Capital Ratios (averages)
Loans to deposits	76.96%	81.81%	84.85%	83.45%	84.67%
Shareholders’ equity to total assets	8.74%	9.39%	9.37%	9.16%	9.17%

Per Share of Common Stock
Net income	$64.77	$75.48	$73.44	$70.60	$85.40
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value (2)	3,515.94	3,447.25	3,364.79	3,296.41	3,242.17

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Year to Date

	2003			2002			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans (1) (2)	$730,151	$35,387	6.48%	$696,352	$38,201	7.33%	$1,746	$(4,560)	$(2,814)
Taxable investment securities	122,150	1,593	1.74	121,409	2,883	3.17	14	(1,304)	(1,290)
Overnight funds sold	55,779	431	1.03	40,170	504	1.68	158	(231)	(73)
Other investments	14,748	198	1.79	14,728	206	1.87	4	(12)	(8)
Interest bearing deposits in other banks	41,164	329	1.07	22,960	287	1.67	187	(145)	42

Total interest earning assets	$963,992	$37,938	5.26%	$895,619	$42,081	6.28%	$2,109	$(6,252)	$(4,143)

Noninterest earning assets:
Cash and due from banks	39,309			34,635
Premises and equipment	35,436			35,205
Other assets	26,058			22,738
Reserve for loan losses	(12,089)			(10,000)

Total assets	$1,052,706			$978,197

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$121,658	$201	0.22%	$106,440	$250	0.31%	$32	$(81)	$(49)
Savings deposits	209,033	1,248	0.80	193,703	2,212	1.53	124	(1,088)	(964)
Time deposits	410,724	7,935	2.58	394,982	10,381	3.51	359	(2,805)	(2,446)
Short-term borrowings	24,556	153	0.83	22,265	188	1.13	17	(52)	(35)
Long-term borrowings	23,000	1,466	8.52	23,000	1,466	8.52	—	—	—

Total interest bearing liabilities	$788,971	$11,003	1.86%	$740,390	$14,497	2.62%	$532	$(4,026)	$(3,494)

Noninterest bearing liabilities:
Demand deposits	159,959			141,279
Other liabilities	7,456			8,097
Shareholders’ equity	96,320			88,431

Total liabilities and equity	$1,052,706			$978,197

Interest rate spread (3)			3.40%			3.66%

Net interest income and net interest margin (4)		$26,935	3.74%		$27,584	4.12%	$1,577	$(2,226)	$(649)

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003 and 2002.
The taxable equivalent adjustment was approximately $42,000 and $46,000 for the periods in 2003 and 2002, respectively.
(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

TABLE 3.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Third quarter

	2003			2002			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income / Expense	Yield/ Rate	Average Balance	Interest Income / Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans (1) (2)	$746,440	$11,694	6.22%	$714,084	$12,941	7.19%	$547	$(1,794)	$(1,247)
Taxable investment securities	149,916	597	1.58	107,696	690	2.54	220	(311)	(91)
Overnight funds sold	71,951	160	0.88	47,918	199	1.65	77	(115)	(38)
Other investments	15,807	63	1.58	14,978	70	1.85	4	(11)	(7)
Interest bearing deposits in other banks	47,627	112	0.93	19,315	84	1.73	95	(67)	28

Total interest earning assets	$1,031,741	$12,626	4.86%	$903,991	$13,984	6.14%	$943	$(2,298)	$(1,355)

Noninterest earning assets:
Cash and due from banks	40,894			34,482
Premises and equipment	36,832			34,984
Other assets	30,390			22,377
Reserve for loan losses	(12,380)			(10,917)

Total assets	$1,127,477			$984,917

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$130,067	$53	0.16%	$103,621	$79	0.30%	$15	$(41)	$(26)
Savings deposits	223,312	357	0.63	199,339	722	1.44	61	(426)	(365)
Time deposits	441,819	2,526	2.27	393,293	3,212	3.24	337	(1,024)	(687)
Short-term borrowings	27,898	45	0.64	20,183	61	1.20	18	(34)	(16)
Long-term borrowings	23,000	488	8.42	23,000	488	8.42	—	—	—

Total interest bearing liabilities	$846,096	$3,469	1.63%	$739,436	$4,562	2.45%	$431	$(1,525)	$(1,094)

Noninterest bearing liabilities:
Demand deposits	174,747			147,150
Other liabilities	8,047			7,987
Shareholders’ equity	98,587			90,344

Total liabilities and equity	$1,127,477			$984,917

Interest rate spread (3)			3.23%			3.69%

Net interest income and net interest margin (4)		$9,157	3.52%		$9,422	4.14%	$512	$(773)	$(261)

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003 and 2002.
The taxable equivalent adjustment was approximately $14,000 and $15,000 for the years 2003 and 2002, respectively.
(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

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

Financial Condition and Results of Operations.

Net Income. In the first nine months of 2003, BancShares’ net income decreased $226,000 to $6.0 million from $6.2 million in the first nine months of 2002, a decrease of 3.64%. Net income in the third quarter of 2003 decreased $578,000 or 24.16% when compared to the same period in the prior year. The decreases resulted primarily from decreased interest on loans and increased non interest expense.

Net income per share for the first nine months of 2003 was $213.70, a decrease of $8.04 per share or 3.63% from $221.74 per share in 2002. For the third quarter of 2003, net income per share was $64.77, a decrease of $20.63 or 24.16%, from $85.40 per share for the third quarter of 2002. Return on average assets for the first nine months of 2003 and 2002 was 0.76% and 0.85%, respectively. For the third quarter of 2003 and 2002, return on average assets was 0.64% and 0.96%, respectively. Return on average equity for the first nine months of 2003 and 2002 was 8.31% and 9.39%, respectively. For the third quarter of 2003 and 2002, return on equity was 7.30% and 10.51%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Tables 2 and 3.

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party. This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively. Due to the timing of this acquisition, results of operations were not significantly impacted in the second quarter of 2003.

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first nine months of 2003, net interest income was $26.9 million as compared to $27.5 million for the same period in 2002, a decrease of $646,000 or 2.35%. Of the $646,000 net decrease in net interest income, a $2.2 million decrease resulted from interest rate changes on interest earning assets and interest bearing liabilities, the affect of which was offset by the impact of increases in volume which contributed to a $1.6 million increase in the net interest income. The net interest margin for the first nine months of 2003 and 2002 was 3.74% and 4.12%, respectively. Net interest income and net interest margin for the third quarter of 2003 and 2002 were $9.1 million and 3.52% and $9.4 million and 4.14%, respectively.

Interest income for the first nine months of 2003 was $37.9 million as compared to $42.0 million in 2002, a decrease of $4.1 million or 9.85%. The decrease in interest income for the first nine months of 2003 over the first nine months of 2002 is attributable mainly to a decline in interest rates, which was slightly offset by growth in average earning asset balances. Interest income from loans amounted to $35.3 million in the first nine months of 2003 as compared to $38.2 million in the first nine months of 2002, a decrease of $2.8 million or 7.37%. BancShares’ loan growth is largely due to growth within the existing branch network as well as the acquisition of four branches in the second quarter of 2003. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $2.6 million and $3.9 million for the first nine months of 2003 and 2002, respectively. Average interest-earning assets for the first nine months of 2003 increased to $964.0 million, a 7.09% increase, from $895.6 million in the first nine months of 2002. The yield on interest earning assets for the first nine months of 2003 and 2002 was 5.26% and 6.28%, respectively. Trends in interest earning assets are shown in Tables 2 and 3.

Interest expense for the nine months of 2003 was $11.0 million compared to $14.5 million in 2002, a decrease of $1.1 million or 23.97%. The decrease in interest expense in the first nine months of 2003, compared to the first nine months of 2002, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Average interest bearing deposits increased $46.3 million or 6.66%, from $695.1 million in the first nine months of 2002 to $741.4 million in the first nine months of 2003. The average rate paid on interest-bearing deposits was 1.27% and 1.85% for the first nine months of 2003 and 2002, respectively. Borrowings contributed $1.6 million in interest expense during the first nine months of 2003 and $1.7 million in the first nine months of 2002. The yield on interest bearing liabilities for the first nine months of 2003 and 2002 was 1.86% and 2.62%, respectively. Trends in interest bearing liabilities are shown in Tables 2 and 3.

Asset Quality and Provision for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the third quarter of 2003 and 2002, management added $407,000 and $550,000, respectively, to the allowance for loan losses as provisions for loan losses. The decrease in the provision for loan losses is primarily attributable to a decline in net charge-offs and lower levels of net loan growth in 2003 compared to 2002. During the first nine months of 2003, management charged-off loans totaling $636,000 and had recoveries of $342,000 resulting in net charge-offs of $294,000. During the same period in 2002, management charged-off $2.0 million in loans and had recoveries of $1.5 million, resulting in net charge-offs of $534,000. Charge-offs were higher for the first nine months of 2002 than the same period of 2003 due to charge-offs of three real estate loans in 2002. The ratio of allowance for loan losses to loans increased to 1.69% at September 30, 2003 from 1.62% at December 31, 2002. The following table presents BancShares’ comparative asset quality ratios:

	September 30, 2003	December 31, 2002
Ratio of annualized net loans charged off to average loans	0.05%	0.10%
Allowance for loan losses to loans	1.69	1.62
Non-performing assets to total gross loans and other real estate owned	0.14	0.13
Non-performing assets to total assets	0.09	0.09

Management considers the September 30, 2003 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations or the methodology used to estimate the allowance for loan losses during the third quarter.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgements about information available to them at the time of their examinations.

BancShares had impaired loans, which comprise all of the Company’s nonaccrual loans, of $1,006,000 at September 30, 2003, $432,000 at September 30, 2002, and $724,000 at December 31, 2002. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income. Noninterest income increased $655,000 or 8.61% for the first nine months of 2003 over the first nine months of 2002. Noninterest income for the first nine months of 2003 includes a gain on the sale of other real estate of $57,000, and increased mortgage commission income of $899,000 for the first nine months of 2003 compared with commissions of $475,000 for the same period in 2002. This income is part of other service charges and fees. In addition to increased refinancing resulting from low mortgage rates, during the first four months of 2003, Fidelity Bank sponsored a promotion designed to increase fee income from new mortgage loans. Associate incentives, company-wide contests, and in-branch marketing materials contributed to the success of the promotion, which generated approximately 1,100 new mortgage applications through August 2003 and resulted in a significant increase in mortgage-related fee income. In the first nine months of 2003 and 2002 there were losses taken on certain marketable equity securities. These losses for 2003 and 2002 were $88,000 and $124,000, respectively. Service charges on deposit accounts and other service charges and fees, increased $536,000 or 6.59% during the first nine months of 2003 primarily due to growth in the existing branch network. BancShares’ average deposits increased $65.0 million or 7.77% to $901.4 million in the first nine months of 2003 from $836.4 million in the first nine months of 2002. For the third quarter of 2003, noninterest income increased $280,000 or 10.80% over the same period in 2002. This was mainly due to an increase in other service charges and fees of $165,000 or 17.64% and an increase in service charges on deposit accounts of $91,000 or 5.49% mainly due to growth in the network. The remainder of the increase was due to a loss on marketable equity securities in the three months ended September 30, 2003 of $22,000, compared with a loss of $53,000 in the three months ended September 30, 2002.

Noninterest Expense. Noninterest expense increased $1.1 million or 4.71%, from $23.4 million in the first nine months of 2002 to $24.5 million in the first nine months of 2003, including increases of $610,000 in salaries and employee benefits, $66,000 in occupancy and equipment, $207,000 in data processing costs, $112,000 in amortization of intangibles, and $252,000 in other expenses, which were offset by a decrease of $143,000 in impairment losses on fixed assets. The fluctuations represented increases of 4.63% in salaries and employee benefits, 1.79% in occupancy and equipment, 8.66% in data processing costs, 48.51% in amortization of intangibles, and 7.12% in other income, which were offset by decreases of 100% in impairment losses over the first nine months of 2002. BancShares had an impairment loss of $143,000 in the second quarter of 2002. In May 2002, BancShares analyzed the operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares had accrued disposition costs including $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, BancShares closed the branch with no material adjustments being made to the accrued impairment costs. Management has performed similar analyses in 2003 with no impairment losses resulting.

For the third quarter of 2003, noninterest expense increased $954,000 or 12.44% over the same period in 2002. Noninterest expense increased due to increases in salaries and employee benefits of $432,000 or 9.89%, $75,000 or 6.10% in occupancy and equipment, $115,000 or 14.39% in data processing, $112,000 or 145.54% in amortization of intangibles, and $221,000 or 18.33% in other expense.

Income Taxes. In the first nine months of 2003, BancShares had income tax expense of $3.7 million, an increase of $218,000 or 15.68%, from $3.5 million in the prior year period. The resulting effective income tax rates, based on the accruals for the nine months ended September 30, 2003 and 2002, were 37.89% and 36.13%, respectively. The increase in effective income tax rates is due to a decrease in the proportion of tax exempt income to overall income reported.

Capital Resources.

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at September 30, 2003 was 8.30% as compared to 9.45% at December 31, 2002.

BancShares is also required to meet minimum requirements for risk-based capital (“RBC”). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2003, the Total Capital Ratio was 13.79% as compared to 14.24% at December 31, 2002.

The following table presents capital adequacy calculations and ratios of BancShares:

(Dollars in thousands)	September 30, 2003		December 31, 2002
Tier 1 capital	$91,572		$93,466
Total capital	105,418		106,463
Leverage capital ratio	8.30	% (1)	9.45	% (1)
Tier 1 capital ratio	11.98	(1)	12.50	(1)
Total capital ratio	13.79	(1)	14.24	(1)

(1)	These ratios exceed the minimum required regulatory capital ratios.

At September 30, 2003, and December 31, 2002, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.” The decrease in Tier 1 capital from December 31, 2002 to September 30, 2003 is due to the increase in goodwill and core deposit intangibles resulting from the June 2003 acquisition as well as increased unrealized gains on available for sale securities.

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

As of September 30, 2003 and December 31, 2002, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	September 30, 2003	December 31, 2002
Outstanding commitments to extend credit and lines of credit	$248,130,031	231,232,246

Standby letters of credit	$3,334,682	3,781,003

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

BancShares’ lending is concentrated primarily in central North Carolina and Virginia and the surrounding communities in which it operates. Credit has been extended to certain of BancShares’ customers through multiple lending transactions; however, there is no concentration to any single customer or industry.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks less the federal reserve requirement. These assets represented 24.02% of deposits at September 30, 2003, an increase from 16.07% at December 31, 2002. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 25.52% at September 30, 2003, compared to 17.22% at December 31, 2002.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2003 and 2002. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2003, and December 31, 2002, jumbo time deposits represented 11.01% and 11.27%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2003

	Payments due by period (dollars in thousands)
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$865,043	87,300	32,230	—	984,573
Short-term borrowings	27,025	—	—	—	27,025
Long-term borrowings	—	—	—	23,000	23,000
Lease obligations	451	733	493	701	2,378

Total contractual cash obligations	$892,519	88,033	32,723	23,701	1,036,976

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of September 30, 2003. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended September 30,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$85,610	$64,106	$60,945	$8,955	$12,580	$6,196	$238,392	$238,689
Average rate (%)	8.39%	7.88%	7.49%	7.29%	6.83%	7.59%	7.88%

Variable rate	$243,468	$57,748	$56,285	$22,227	$14,145	$109,360	$503,233	$503,233
Average rate (%)	4.86%	4.79%	4.81%	4.54%	4.67%	4.59%	4.77%

Investment securities (1):
Fixed rate	$204,817	$—	—	—	—	$6	$204,823	$204,979
Average rate (%)	1.48%	—	—	—	—	10.95%	1.48%

Liabilities
Savings and interest bearing
checking:
Fixed rate	$362,721	—	—	—	—	—	$362,721	$362,721
Average rate (%)	0.32%	—	—	—	—	—	0.32%

Certificates of deposit:
Fixed rate	$319,325	$66,784	$20,516	$32,231	—	—	$438,856	$445,128
Average rate (%)	1.97%	3.38%	3.16%	3.99%	—	—	2.39%

Short-term obligations:
Variable rate	$27,025	—	—	—	—	—	$27,025	$27,025
Average rate (%)	0.71%	—	—	—	—	—	0.71%

Long-term obligations:
Fixed rate	—	—	—	—	—	$23,000	$23,000	$23,575
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a cost of approximately $3,387,593 and a fair value of approximately $12,837,586 have been excluded from this table. In addition, Federal Home Loan Bank stock has been excluded from this table with a cost and fair value of $2,656,700.

Interest Sensitivity. The table below presents BancShares’ interest sensitivity position at September 30, 2003. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of September 30, 2003, BancShares had a positive one-year cumulative gap position of 32.72% and a positive total cumulative gap position of 17.64%. At December 31, 2002, BancShares had a one-year positive cumulative gap position of 23.51% and a total positive cumulative gap position of 17.62%.

	September 30, 2003
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non Sensitive	Total
Assets:
Loans	$455,097	$50,566	$16,500	$33,000	$555,163	$186,462	$741,625
Investment securities	—	104,823	74,746	25,248	204,817	12,844	217,661
Overnight funds sold	45,900	—	—	—	45,900	—	45,900
Other	—	—	—	—	—	2,657	2,657
Interest bearing deposits in other banks	26,131	—	—	—	26,131	—	26,131

Total interest earning assets	$527,128	$155,389	$91,246	$58,248	$832,011	$201,963	$1,033,974

Liabilities:
Savings and checking with interest	$—	$—	$—	$—	$—	$215,369	$215,369
Money market savings	147,351	—	—	—	147,351	—	147,351
Time deposits	59,100	65,208	89,220	105,797	319,325	119,531	438,856
Short-term borrowings	27,025	—	—	—	27,025	—	27,025
Long-term borrowings	—	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$233,476	$65,208	$89,220	$105,797	$493,701	$357,900	$851,601

Interest-sensitivity gap	$293,652	$90,181	$2,026	$(47,549)	$338,310	$(155,937)	$182,373

Cumulative interest sensitivity gap	$293,652	$383,833	$385,859	$338,310	$338,310	$182,373	$182,373
Cumulative interest sensitivity gap to total interest earning assets	28.40%	37.12%	37.32%	32.72%	32.72%	17.64%	17.64%

Accounting and Other Matters.

Refer to Note 2 in the Notes to Consolidated Financial Statements.

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

As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8K

(a)	The following exhibits are included or incorporated into this report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.

Dated: November 13, 2003	By:	/s/ MARY W. WILLIS

Mary W. Willis Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002