Form 10-K
period 2003-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2004-03-25
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the year ended December 31, 2003

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24,842,500. (There is no established market, published quotes or reported prices for the Registrant’s common equity. The market value of shares held by non-affiliates has been calculated based on prices known to management of the Registrant in privately negotiated transactions.)

Common Stock - $25 Par Value, - 28,011 shares

(Number of shares outstanding, by class, as of March 22, 2004)

PART I

ITEM 1 – BUSINESS

General. Fidelity BancShares (N.C.), Inc. (BancShares), headquartered in Fuquay-Varina, North Carolina, was organized under the laws of Delaware on November 13, 1987 as a registered bank holding company for The Fidelity Bank (the Bank). BancShares operates through the Bank, which provides a variety of retail and commercial banking products and services to individuals and small to medium-sized businesses in the communities it serves. Certain statistical information with respect to BancShares’ business required by Guide 3 is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” which appears elsewhere in this filing.

Members of the Holding family, including Lewis R. Holding, have been actively involved in the management of BancShares. As a result, BancShares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability. Consistent with its management philosophy, BancShares has emphasized a low-risk loan portfolio derived from its local markets. (See Item 12. Security Ownership of Certain Beneficial Owners and Management.)

All significant activities of BancShares and its subsidiary are banking-related so that BancShares operates within one industry. Neither BancShares nor its subsidiary has any foreign operations.

The Bank is a state-chartered commercial bank. Its predecessor bank, Bank of Fuquay, was organized during 1909 and merged with Bank of Biscoe during 1970, at which time the continuing bank’s name was changed to The Fidelity Bank. The Bank currently operates 66 banking offices in 51 separate central North Carolina and Virginia communities, 24 of which have been opened or acquired from other institutions within the past five fiscal years. Most recently, during 2003 the Bank purchased an aggregate of $33.4 million in assets and assumed an aggregate of $113.5 million in deposit liabilities, associated with four branch offices of a related financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina (FCB), and during 2001 the bank purchased an aggregate of $5.8 million in assets and assumed an aggregate of $49.5 million in deposit liabilities associated with three branch offices of First Union National Bank. Additionally, during 2001, the Bank opened 3 de novo branch offices. There were no de novo branches opened in 2002 or 2003.

The Bank has two wholly-owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. TFB Financial Services, Inc. (TFB Financial Services), formerly Servco Service Corporation, was acquired on September 1, 1996 in the acquisition of Perpetual State Bank and provides non-deposit investment products, including mutual funds, annuities, stocks, and bonds. Fidelity Properties currently is inactive.

During 1999, BancShares formed FIDBANK Capital Trust I as a Delaware business trust (the trust) as a wholly-owned finance subsidiary. The trust sold $23,000,000 in preferred trust securities to the public and used the proceeds from that sale, together with the proceeds from the trust’s sale of all its common securities to BancShares, to purchase an aggregate of $23,711,350 in junior subordinated debentures issued by BancShares. The debentures call for interest payable quarterly at a rate of 8.50% per annum, with principal payable in full during 2029, and may be redeemed by BancShares in whole or in part on or after June 30, 2004. BancShares owns all of the trust’s common securities. Subject to certain limitations, BancShares has fully and unconditionally guaranteed the trust’s obligations under its preferred trust securities. Since its organization, BancShares has treated the trust as a consolidated subsidiary for financial statement purposes, and the trust’s assets and liabilities have been included in BancShares’ consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46, as revised (FIN 46R), as of December 31, 2003, BancShares has deconsolidated the trust. Additional information regarding FIN 46R and the effect of the deconsolidation of the trust is contained in Note 1(o) to BancShares’ consolidated financial statements, which are contained in Item 8 of this report.

BancShares’ principal executive offices are located at 100 South Main Street, Fuquay-Varina, North Carolina 27526 and its telephone number is (919) 552-2242. BancShares’ internet website is www.fidelitybankwelcome.com. BancShares’ Annual Reports on Form 10-K and other filings under the Securities Exchange Act of 1934 are available on the U.S. Securities and Exchange Commission’s website at www.sec.gov.

Description of Business. The Bank is a community-oriented bank which is engaged in a general commercial and consumer banking business. Its operations are primarily retail oriented and directed towards individuals and small- to medium-sized businesses in its market area. While the Bank provides most traditional commercial and consumer banking services, its principal activities are the taking of demand and time deposits and the making of secured and unsecured loans. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum amount permitted by law.

The Bank is focused on community-oriented banking via (i) localized lending, (ii) core deposit funding, (iii) conservative balance sheet management, and (iv) stable growth. The Bank’s franchise is well diversified, serving both large cities and small rural towns in North Carolina and Virginia. By outsourcing its core data processing requirements to FCB (see Item 13. Certain Relationships and Related Transactions), the Bank can offer a complete array of financial services while maintaining its community banking orientation. The Bank’s focus on diverse markets and its emphasis on customer service provide it with a stable source of core funding.

The Bank’s primary source of revenue is interest income from its lending activities. Since it commenced business, the Bank has pursued a strategy of growth through internal expansion by establishing branch offices in communities in its geographic market and by acquiring smaller institutions or offices of other institutions in its existing markets or in new markets.

Competition. Commercial banking in North Carolina and Virginia is highly competitive. In its market areas, the Bank competes directly with a number of local, regional and superregional banking organizations. Competition among financial institutions for loans and deposits is based, to a large extent, on interest rates charged or paid. Fees and charges for other services, office location, the quality of customer services, community reputation and continuity of personnel, and, in the case of loans to large commercial borrowers, relative lending limits, also are important competitive factors. Many of the Bank’s competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank, and they can better afford and make more effective use of media advertising, support services and electronic technology than can the Bank. The Bank depends on its reputation in its local community, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

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

Employees. At December 31, 2003, the Bank employed 392 full-time employees and 31 part-time employees. The Bank is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares does not have any separate employees.

Supervision and Regulation. The business and operations of BancShares and the Bank are subject to extensive federal and state governmental regulation and supervision.

BancShares is a bank holding company registered with the Federal Reserve Board (the FRB) under the Bank Holding Company Act of 1956, as amended (the BHCA). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related and a proper incident to banking or managing or controlling banks. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Articles of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA generally prohibits bank holding companies from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a non-banking activity unless that activity is determined by the FRB to be closely related and a proper incident to managing or controlling banks.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the bank holding company.

Regulation of the Bank. The Bank is an insured, state-chartered bank. Its deposits are insured by the FDIC’s Bank Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation (the FDIC) and the North Carolina Commissioner of Banks (the Commissioner). The Bank is not a member of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (1) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (2) the Bank is, and continues to be, in compliance with all applicable capital standards. Insured banks also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information regarding its affairs. The Commissioner and FDIC have broad powers to enforce laws and regulations that apply to the Bank and to require corrective action of conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, removing officers and directors, and the ability otherwise to intervene in the operation and management of the Bank if examinations of and reports filed by the Bank reflect the need to do so.

Even though it is not a member of the Federal Reserve System, the business of the Bank is influenced by the monetary and fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing and also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits. Additionally, the Bank’s earnings are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above.

The following paragraphs summarize some of the other significant statutes and regulations that affect BancShares and the Bank, but they are not a complete discussion of all the laws that affect their business. Each paragraph is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the GLB Act) adopted by Congress during 1999 dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The GLB Act has expanded opportunities for BancShares and the Bank to provide other services and obtain other revenues in the future. However, this expanded authority also may present BancShares and the Bank with new challenges as their larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. To date BancShares has not elected to become a “financial holding company” and the GLB Act has not had a significant effect on its operations as presently conducted.

Payment of Dividends. Under current law, BancShares is authorized to pay dividends such as are declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, BancShares is a legal entity separate and distinct from the Bank, and its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Bank. Therefore, BancShares’ ability to pay dividends effectively is subject to the same limitations that apply to the Bank.

In general, the Bank may pay dividends only from its undivided profits. However, if its surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

Under federal law, and as an insured bank, the Bank is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the FDIA). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by the Bank also may be affected or limited by other factors, such as requirements that its regulators have authority to impose on it to maintain its capital above regulatory guidelines.

Capital Adequacy. BancShares and the Bank are required to comply with the capital adequacy standards established by the FRB in the case of BancShares, and by the FDIC in the case of the Bank. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for determining the adequacy of a bank holding company’s or banks capital, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with the FRB’s or FDIC’s requirements.

Under the risk-based capital measure, the minimum ratio (Total Capital Ratio) of an entity’s total capital (Total Capital) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder (Tier 2 Capital) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the Leverage Capital Ratio) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicators of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of an entity’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

The following table lists BancShares’ and the Bank’s regulatory capital ratios at December 31, 2003.

	Minimum required ratio	Required to be “well capitalized”	BancShares’ ratio at 12-31-03	Bank’s ratio at 12-31-03
Risk-based capital ratios:
Tier 1 capital to risk-weighted assets	4.0%	6.0%	12.02%	10.92%
Total capital to risk-weighted assets	8.0%	10.0%	13.89%	12.18%
Leverage capital ratio	3.0%	5.0%	8.47%	7.72%

Capital categories are determined solely for the purpose of applying “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject a bank holding company or bank to a variety of enforcement remedies under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law.

Reserve Requirements. Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.4 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets.

FDIC Insurance Assessments. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including banks that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which a bank is assigned being based on a supervisory evaluation provided to the FDIC by the bank’s primary federal banking regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor). A different insurance assessment rate (ranging from zero to 27 basis points) applies to each of the nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). A bank’s assessment rate is determined based on the capital category and supervisory subgroup to which it is assigned. If the Bank’s capital classification were to drop, its assessment rate would increase in the future until it restored and maintained it capital at a higher level. A higher assessment rate would result in an increase in the assessments the Bank pays the FDIC for deposit insurance.

Under the Federal Deposit Insurance Act, the FDIC may terminate the Bank’s deposit insurance if it finds that it has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is charged with the responsibility of maintaining the adequacy of the BIF, and the amount the Bank pays for deposit insurance is influenced not only by its capital category and supervisory subgroup but also by the adequacy of the insurance funds at any time. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

For purposes of Section 23A, BancShares and any other company or entity that it controls or that is under common control with it is treated as an affiliate of the Bank.

The total amount of the above transactions by the Bank is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions of Section 23A designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits it from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to its or its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

Community Reinvestment. Under the Community Reinvestment Act (CRA), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the Bank’s records of meeting the credit needs of its communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All insured banks are required to make public disclosure of their CRA performance ratings. The Bank received a satisfactory rating in its most recent CRA examination.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the SOX Act) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (1) new requirements for audit committees of listed companies, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (5) new and increased civil and criminal penalties for violation of the securities laws.

ITEM 2 – PROPERTIES

At December 31, 2003 the Bank maintained 66 banking offices in 49 North Carolina and 2 Virginia communities. BancShares owns the majority of the buildings and leases other facilities from third parties. Statistical information with respect to BancShares’ property and equipment is contained in this filing under Item 8. Financial Statements and Supplementary Data.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR BANCSHARES’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market, published quotes or reported prices for BancShares’ common stock. All sales of the stock are in privately negotiated transactions between individual holders. On December 31, 2003, there were 121 record holders of BancShares’ common stock. There were no common stock repurchases by BancShares during the fourth quarter of 2003.

The per share cash dividends paid by BancShares during each quarterly period during 2003 and 2002 are set forth in Table XI under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. A cash dividend of $8.00 per share was declared by the Board of Directors on February 23, 2004, payable March 29, 2004, to holders of record as of March 1, 2004. BancShares’ sole source of funds for the payment of dividends to its shareholders is dividends it receives from the Bank. Payments of dividends by BancShares and the Bank are made at the discretion of their Boards of Directors and are contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future. Information regarding restrictions on BancShares’ and the Bank’s abilities to pay dividends are described in Item 1 of the Report under the caption “Payment of Dividends.”

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial information for BancShares as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The data has been derived from BancShares’ audited consolidated financial statements. The consolidated balance sheets as of December 31, 2003 and 2002, the consolidated statements of income, changes in shareholders equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2003, and the independent auditors’ report thereon, are included elsewhere in this filing. The following should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Table 1

SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data and ratios)
Summary of Operations
Interest income	$50,565	$55,728	$66,156	$67,047	$55,379
Interest expense	14,276	18,840	29,514	30,474	23,213

Net interest income	36,289	36,888	36,642	36,573	32,166
Provision for loan losses	1,415	3,225	3,000	2,625	1,200

Net interest income after provision for loan losses	34,874	33,663	33,642	33,948	30,966
Noninterest income	10,954	10,433	9,950	7,166	5,183
Noninterest expense	33,143	31,138	31,917	28,396	24,044

Net income before income taxes	12,685	12,958	11,675	12,718	12,105
Income taxes	4,835	4,768	4,278	4,617	4,468

Net income	$7,850	$8,190	$7,397	$8,101	$7,637

Selected Period-End Balances
Total assets	$1,138,749	$1,014,200	$984,719	$907,670	$839,088
Investment securities and overnight funds sold	243,525	156,398	188,242	180,554	165,356
Loans, gross	748,272	729,101	668,984	614,817	551,148
Interest earning assets	1,032,641	920,074	887,998	824,720	759,311
Deposits	979,488	869,333	841,435	772,520	716,014
Long-term obligations	23,711	23,000	23,000	23,000	23,000
Interest bearing liabilities	845,550	757,991	750,543	711,971	658,212
Shareholders’ equity	100,926	92,336	85,030	77,513	69,895
Common shares outstanding	28,011	28,011	28,026	28,070	28,170

Selected Average Balances
Total assets	$1,073,336	$985,173	$949,158	$853,293	$753,286
Investment securities and overnight funds sold	206,453	171,720	190,488	171,074	166,835
Loans, gross	733,454	703,631	637,682	587,468	493,023
Interest earning assets	982,645	902,177	864,572	774,422	686,557
Deposits	920,116	843,162	808,227	726,126	647,566
Long-term obligations	23,002	23,000	23,000	23,000	12,603
Interest bearing liabilities	803,638	743,419	731,661	664,215	584,675
Shareholders’ equity	97,328	89,360	82,263	73,577	66,804
Common shares outstanding	28,011	28,014	28,049	28,132	28,279

Profitability Ratios
Return on average total assets	0.73%	0.83%	0.78%	0.95%	1.01%
Return on average shareholders’ equity	8.07	9.16	8.99	11.01	11.43
Dividend payout ratio (1)	11.42	10.95	12.13	11.11	11.85

Liquidity and Capital Ratios
Average loans to average deposits	79.71%	83.45%	78.90%	80.90%	76.13%
Average shareholders’ equity to average total assets	9.07	9.07	8.67	8.62	8.87
Tier 1 capital ratio (2)	12.02	12.50	12.19	11.87	12.06
Total capital ratio (2)	13.89	14.24	13.95	13.29	13.34
Leverage capital ratio (2)	8.47	9.45	8.99	9.72	9.12

Per Share of Common Stock
Net income (3)	$280.24	$292.34	$263.71	$287.97	$270.05
Cash dividends	32.00	32.00	32.00	32.00	32.00
Book value (4)	3,603.10	3,296.41	3,033.98	2,761.41	2,481.17

Asset Quality Ratios
Nonperforming assets to total gross loans and other real estate owned	0.08%	0.13%	0.00%	0.01%	0.02%
Net charge-offs to average loans	0.06	0.10	0.15	0.08	0.19
Total allowance for loan losses to total loans	1.71	1.62	1.39	1.19	0.93

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	See “Capital Resources –Shareholders’ Equity and Capital Adequacy” in Item 7 of this Report for a more detailed description of these ratios.
(3)	For each indicated period, net income divided by the average number of common shares outstanding. BancShares has no potentially dilutive securities.
(4)	At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiaries (BancShares), for the years 2003, 2002, and 2001. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and related notes presented under “Item 8. Financial Statements and Supplementary Data.” BancShares is a bank holding company with one wholly owned subsidiary – The Fidelity Bank (the Bank), a North Carolina-chartered bank.

Executive Overview

Fidelity Bank was chartered in 1909 and over the years has remained a closely held bank. It has successfully met the challenges presented by depressions, demise of agriculture, and currently a global economy depressing textile and furniture manufacturing in North Carolina. As a result of decreased manufacturing, Fidelity Bank has extended its presence into the Research Triangle, Triad, and other areas of North Carolina that are supported by research Universities, biotech, pharmaceutical and technology based industries. By outsourcing its core data processing requirements to an affiliated institution, BancShares can offer a complete array of financial services while maintaining its community banking orientation. BancShares’ focus on quality customer service provides it with a stable source of core funding. Members of the Holding family, including Lewis R. Holding have been actively involved in the management of BancShares, and, currently, various members of the family control an aggregate of 46% of BancShares common stock. As a result, BancShares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability. Consistent with its management philosophy, BancShares has emphasized a low-risk loan portfolio derived from its local markets.

Fidelity Bank is focused on serving small businesses, professional groups, as well as consumers. Its objective is to develop franchise value over the long-term. It offers its customers products and technologies comparable to the leading banks in North Carolina. Its basic philosophy is relationship banking with quality customer service. This is consistent with our goal of long term earnings and capital growth because it creates a base of loyal customers who will provide repeat business in the future. Fidelity Bank gives priority to maintaining quality assets and a sound capital position. Profit is always a goal, however, the primary focus is not on earnings, as the stock is very closely held and long-term profitability is more of a focus than immediate returns. The Bank will lag in new markets until a customer base is developed. Associates are also an important factor for all major bank decisions. The goal for the Bank is to be the dominant, high quality, small business bank in our market, recognized for quality of service to business and individuals. We see business loans to be our main loan product within the next five years. We will be very versatile in designing loans to meet each business’ specific needs. Due to this focus on the customer, approximately 70% of our loans are a variable rate, which causes the Bank to be especially asset sensitive. However, credit quality and not quantity will be the focus, therefore we have hired very conservative lenders. Our deposit growth will depend on relationship banking which is our main objective and deposits will be derived from core customers. Deposit products will be designed to meet the needs of businesses and priced on total relationship analysis. The Bank does not have any brokered deposits and this is not part of our plan. Income from TFB Financial Services will grow, as securities become a larger part of the sales activity in each branch.

By expanding the bank’s assets from $583 million in 1997 to $1,139 million in 2003 through de novo branch expansions and branches purchased from other banks, considerable resources have been devoted to human resource development and systems refinement. Income as a result has decreased, which was expected and will eventually increase as new branches reach profitability. Return on Assets is expected to remain below 1%, which was planned by the Board of Directors as a cost of expanding the bank’s assets. It is recognized as an investment for future earning and enhancement of the franchise. We will continue with the strategy of growth and expansion through acquisitions in addition to internal and de-novo growth. We will look for prudent acquisitions that will help us solidify our position in existing markets and allow us to expand into new markets, which can easily be acquiesced into our existing markets. The bank’s policy of keeping greater than fifty percent of its loan portfolio with variable rates has had a negative impact on earnings in the past months, but will position the bank to favorably withstand increases in interest rates and deposit costs in the future.

One of the challenges faced is to maintain control over credit quality and compliance as we grow and stay decentralized. Another challenge is to maintain profitability with a high overhead resulting from an average branch size of $15 million in assets. A third challenge is to pay business development officers as much as our competitors pay when we have them managing portfolios in the $10 million range while competitors have them managing $20 million portfolios. Lastly, we face a challenge to find sources of fee income as loan margins shrink.

North Carolina is a growing state and presents a favorable environment for community banks. Fidelity Bank is positioned to take advantage of business growth as well as providing services to a growing consumer market. Community banking is still a people business and Fidelity’s challenge is to provide a stable, well trained, caring staff to sell its services. If we can be successful in the implementation of our new message of doing the “right thing for our customers, our associates, and the bank,” we have the opportunity to create an environment where everyone shares a common culture and considers themselves important to our goal of creating long term customer relationships.

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

Acquisitions

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party (see Note 2 to the consolidated financial statements). This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively. The total purchase price was $7.5 million. Of this, $3.1 million was determined to be a core deposit intangible asset and $4.4 million was determined to be goodwill. This acquisition has been accounted for using the purchase method of accounting for business combinations with the assets and liabilities recorded based on estimates of fair values as of June 20, 2003. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the four FCB branches as of June 20, 2003, and the related fair value adjustments recorded by BancShares to reflect the acquisition.

(Dollars in thousands)	As Recorded by FCB	Fair Value Adjustments		As Recorded by Fidelity Bank
Assets:
Cash	$784	—		784
Loans, gross	31,380	334	(a)	31,714
Premises and equipment	1,251	624	(b)	1,875
Prepaid expenses	11	—		11
Other-identifiable intangible asset	—	3,121	(c)	3,121

Total	33,426	4,079		37,505

Liabilities:
Deposits	$113,459	981	(d)	114,440

Total	113,459	981		114,440

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller				$(76,935)

The following shows the calculation of the goodwill recorded in this transaction

Purchase price paid for acquisition	$7,500

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller	(76,935)
Cash received from seller at closing, excluding reduction for purchase price of $7,500	80,019

Net fair value of assets acquired from seller	3,084

Goodwill recorded for acquisition, representing the excess of purchase price over the fair value of net assets acquired	$4,416

Explanation of Fair Value Adjustments

(a)	This fair value adjustment was recorded because the interest rates on FCB’s loans exceeded current interest rates on similar loans. This amount will be amortized to reduce interest income over the remaining lives of the related loans, which have an average life of 36 months.

(b)	This fair value adjustment was recorded because the fair market value of the buildings acquired exceeded the book value. This amount will be amortized to increase depreciation expense over the remaining lives of the three acquired buildings, which range from 7 to 18 years.

(c)	This fair value adjustment was represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by BancShares as an identifiable intangible asset and will be amortized as expense on an accelerated basis over an eleven year period based on an amortization schedule provided by the consulting firm.

(d)	This fair value adjustment was recorded because the interest rates on FCB’s time deposits exceeded current interest rates on similar time deposits. This amount will be amortized to reduce interest expense over the remaining lives of the related CD’s, which have an average life of 13 months.

2002 Acquisitions. BancShares made no acquisitions during 2002. There were no de novo branches opened in 2002.

2001 Acquisitions. In February 2001, BancShares acquired the deposits of three North Carolina branches of First Union National Bank. These acquisitions were accounted for as a purchase and, therefore, the results of operations prior to the purchase are not included in BancShares’ consolidated financial statements. These acquisitions were as follows:

(dollars in thousands)

Acquisitions	Transaction Date	Loans Acquired	Deposits Acquired
Yanceyville branch	February 2001	$2,384	$29,594
Mebane Washington Street branch	February 2001	833	6,392
Rockingham Main branch	February 2001	659	13,499

2001 Acquisition Totals		$3,876	$49,485

There were three de novo branch openings in 2001.

Results of Operations

Net Income. For 2003, net income of $7.8 million represented a 4.15% decrease from 2002 net income of $8.2 million. BancShares experienced a decrease in net interest income due to lower interest rates since approximately 70% of BancShares’ loans have a variable rate. Also, an increase in noninterest expense during 2003 affected net income and was due to increased salaries and benefits, with the majority of the increase resulting from pay increases and increases in both health insurance and pension plan expense.

Net income of $8.2 million in 2002 represented a 10.72% increase from 2001 net income of $7.4 million. BancShares experienced an increase in noninterest income during 2002 due to an increased volume of service charges. In addition, there was a decrease in noninterest expense. Noninterest expense decreased due to an impairment loss of $471,000 on the closing of 2 branch offices in 2001 compared to an impairment loss of $143,000 in 2002 from the closing of one branch. Also, in 2001, amortization of goodwill was $1,489,000 compared with $308,000 in 2002 (the reduction thereof was the effect of the adoption of FAS 147 in 2002, as discussed in note 1 to the consolidated financial statements). In addition, noninterest expense was favorably impacted by a decrease in other noninterest expense due to lower consulting, legal and other professional fees in 2002.

Net income per share for 2003 was $280.24 compared to $292.34 for 2002; the $12.10 decrease is attributable to decreased earnings.

Net income per share was $28.63 more in 2002 than the $263.71 recognized for 2001. The increase in net income per share during 2002 was attributable to increased earnings, as well as decreased average shares outstanding due to the repurchase by BancShares of 15 shares of common stock during 2002.

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on earning assets and interest bearing liabilities and the ability to respond to changes in interest rates through asset/liability management. Table I sets forth the average balances on interest earning assets and interest bearing liabilities, as well as the average yields earned and average rates paid for 2003, 2002, and 2001. The average prime rate, as set by the Federal Reserve, was 4.12%, 4.67% and 6.91%, for the years ended December 31, 2003, 2002, and 2001, respectively.

In 2003, net interest income was $36.3 million compared to $36.9 million in 2002, a decrease of $599,000 or 1.62%. 2002 net interest income was $246,000 or 0.67% greater than 2001 net interest income of $36.6 million. In 2003, the decrease in net interest income was due to the lower interest rates in 2003. Because approximately 70% of BancShares’ loans are tied to prime, the decline in prime interest rates noted above has reduced interest income by more than it has reduced interest expense. In 2002, there were approximately 60% of loans that were tied to prime, therefore they did not reprice as quickly. When prime changes, variable rate loans reprice in the first month. Deposits are not tied to prime, however, their rates have also been reduced, but as there are CD’s and IRA’s that have fixed rates, it takes longer for them to reprice, therefore interest expense does not decrease as fast as interest income. Therefore, the rate cuts in 2001 affected loans immediately, but did not affect as many deposits until 2002 due to the slower reaction time. In 2002 the increase in net interest income was attributable to decreased interest expense on deposits and short-term borrowings. In 2001, the Federal Reserve reduced interest rates eleven times. In 2003 interest income declined $5.2 million or 9.26% compared to 2002. During 2002, interest income declined $10.4 million or 15.76% compared to that of 2001. Interest expense decreased $4.6 million or 24.2% in year 2003 compared with a decrease of $10.7 million or 36.2% in 2002. Interest expense was $14.3 million in 2003, $18.8 million in 2002, and $29.5 million in 2001. In 2003 this was a decrease of 24.22% from 2002, which was a decrease of 36.17% compared to 2001. The principal component of BancShares’ interest expense is interest paid on deposits, which totaled $12.1 million in 2003, $16.6 million in 2002, and $26.8 million in 2001. Average interest bearing deposit balances for 2003, 2002, and 2001 were $755.3 million, $698.7 million, and $683.2 million, respectively. This represents an increase of $56.5 million in 2003 and $15.6 million in 2002 or 8.1% in 2003 and 2.3% in 2002, which is due to the acquisition in 2003 as well as growth within the existing branch network for 2003 and 2002. In 2002 the bank experienced higher volumes of interest bearing liabilities, but dramatic decreases in interest rates contributed to the lower interest expense. In 2003, there were also higher volumes of interest bearing liabilities, but the rate decreases were not as dramatic. In 2002, the average rate on interest bearing liabilities dropped 150 basis points, while in 2003, the average rate dropped 75 basis points. The average rates paid on interest bearing liabilities were 1.78%, 2.53%, and 4.03% in 2003, 2002, and 2001, respectively. The average balance on the long-term obligations during both 2003 and 2002 was $23 million. The average rate paid on the obligations was 8.50% in 2003 and 2002.

Loans produced the largest component of interest income, amounting to $47.0 million in 2003, $50.8 million in 2002, and $56.1 million in 2001. This represented a decrease of $3.8 million or 7.50% in 2003 and a decrease of $5.3 million or 9.39% in 2002. During 2003 and 2002, average loans outstanding increased $29.8 million or 4.24% and $65.9 million or 10.34% respectively. In 2003, $17.9 million of the increase in average loans was related to the four acquisition branches, while the remainder of the increase for 2003 was due to loan growth within the existing branches. Loan growth for 2002 was due to loan growth within the existing branches and from three de novo branch openings in the second half of 2001. Average yields on loans during 2003, 2002, and 2001 were 6.42%, 7.23%, and 8.81% respectively. The decrease in the 2003 and 2002 average yields was due to a lower average prime rate in both years.

Earnings from investments and overnight funds sold provided the remainder of interest income, contributing $3.6 million in 2003 and $4.9 million in 2002 and $10.1 million in 2001. Average balances and yields on these securities and on interest bearing cash balances are shown in Table I. Yields on investments have decreased due to interest rate changes as well as the reduced average maturity of the securities held. In the past, investments were typically purchased with two year maturities. They have now matured and repriced in the low rate environment. Many of the securities purchased to replace these were bought with a three to six month maturity, hoping that interest rates would begin to rise and not wanting to have a two year maturity on a low interest security.

BancShares’ interest rate spread was 3.37%, 3.65%, and 3.63% on a tax equivalent basis in 2003, 2002, and 2001, respectively. BancShares’ ability to maintain a favorable spread between interest income and interest expense is a major factor in generating earnings. Therefore, it is necessary for BancShares to effectively manage earning assets and interest bearing liabilities. The decrease in the spread is resulting from interest bearing assets repricing faster than interest bearing liabilities.

Provision for Loan Losses. The provision for loan losses is the amount charged to earnings that is necessary to maintain an appropriate allowance for loan losses. A number of factors determine the loan loss accrual from month-to-month, the most significant of which for BancShares include the following, which all attempt to quantify the level of credit risk within our loan portfolio: changes in credit grades within the portfolio, which arise from deterioration or improvement of the borrower’s performance; changes in the amount of outstanding loans; changes in the types of loans; current charge offs and recoveries of loans; and changes in specific loan valuation allowances for impaired loans. Other subjective factors which impact credit quality of the portfolio and estimates for these factors are also included. These factors include concentrations of credit, economic conditions, and operational risk, all of which are measured by a percentage of loans outstanding. The net change in all of these components results in the provision for loan losses.

Provision for the three months ending 12/31/2003 amounted to $420,000 compared to $1,225,000 for three months ending 12/31/2002. The provision for the year ending 12/31/2003 amounted to $1,415,000 compared to $3,250,000. The decrease in the provision was due to generally lower levels of new credit risk being assumed as evidenced by slower loan growth and lower net charge offs than in previous periods.

Net charge offs for the three months ending 12/31/2003 decreased to $140,560 compared to $165,138 for the three months ending 12/31/2002.

Net charge offs for the year ending 12/31/2003 were $434,613 or .06% of average loans compared to $699,308 or .10% for the same period in 2002. The decrease in net charge offs was due to reduced levels of small business charge offs in 2003 and net charge offs for 2003 and 2002 were low due to significant recoveries from prior year periods. Management continues to monitor credit quality, and charge offs are recorded when the financial condition deteriorates and the likelihood of repayment is remote. Management anticipates that net charge offs may increase due to the increase mix of small business and commercial credit compared to previously heavy residential mortgage credit that performed well and has since moved to secondary funding. In addition increases in unsecured credit losses required additional reserves because bankruptcies are increasing. These factors have been taken into consideration by management in arriving at the estimate of the allowance for loan losses.

During the year ended 12/31/03 BancShares made no changes in its estimated loss percentages for economic factors. BancShares reviews local regional and national economic information and assesses its impact on the allowance. After review it is noted that economic conditions continue to be weak in some areas including textiles, furniture, and lumber, but no incremental provisions for loan losses were necessary in order to adjust for changes in these factors.

BancShares continuously reviews its portfolio for any concentrations for any one borrower or industries in the markets that we serve. This analysis includes preparing various reports showing loans to borrowers by industry, primarily lumber, and residential development and construction loans, as well as reports showing loans to one borrower. At the present time BancShares believes that the only area it has a significant concentration in is the residential construction and development industry. As of 12/31/03 this concentration represents $72,108,467 or 6% of total assets. BancShares also monitors operational risk, which includes front-end underwriting, documentation and closing processes associated with the lending function. The Company believes that due to the recent growth of the bank and the increase in the loan portfolio that it has assumed new risks arising from entering into new markets and using new loan officers. The effects of these new risks are not believed to be reflected in the historical charge-off percentages, so the Company factors this into its estimate.

Noninterest Income. Noninterest income, which consists primarily of service charges, commissions and fees, increased $521,000 in 2003 over 2002 and increased $483,000 in 2002 compared to 2001. Total noninterest income was $11.0 million in 2003, $10.4 million in 2002, and $9.9 million in 2001. The increase was mainly driven by an increase of $300,000 in 2003 of commissions on mortgages. Currently we act as a broker for residential mortgages and earn a commission or brokers fee for introducing these customers to the ultimate lender. Commissions on mortgages were $693,000 in 2002 and $993,000 in 2003. This income is part of other service charges and fees. In addition to increased refinancing resulting from low mortgage rates, during the first four months of 2003, Fidelity Bank sponsored a promotion designed to increase fee income from new mortgage loans. Associate incentives, company-wide contests, and in-branch marketing materials contributed to the success of the promotion, which generated approximately 1,100 new mortgage applications through August 2003 and resulted in a significant increase in mortgage-related fee income. We do not expect to sustain this growth in 2004 as many customers have already refinanced. Service charges on regular checking accounts increased $119,000 in 2003, with the commercial checking accounts providing $172,000 of the increase, and being offset by decreases in service charges on individual checking accounts. The increase in commercial service charges is due to the four acquired branches as well as the decrease in the earnings credit paid on these accounts due to the lower interest rates in 2003. The decrease in service charges on individual accounts is due to more customers switching their accounts to either a free checking product or setting up packaged accounts where there are no service charges, such as key accounts. We expect service charges to increase in 2004 due to having an entire year of service charges on the four acquired branches as well as continued deposit growth.

A loss on marketable equity securities partially offset the increase in noninterest income in 2003, however the loss was less than in 2002. The 2002 increase in noninterest income compared to 2001 is attributable to growth in deposit accounts, a new overdraft checking product which was introduced in 2000, and increased NSF fee income. The increase in 2002 was also partially offset by a loss on marketable equity securities, compared with gains on marketable equity securities in 2001.

Noninterest Expense. Noninterest expense includes expenses attributable to personnel, occupancy, furniture and equipment, data processing, FDIC assessments, printing, supplies, legal and professional fees, postage, amortization of intangibles, and other miscellaneous operating expenses. Noninterest expense was $33.1 million in 2003, $31.1 million in 2002 and $31.9 million in 2001. Control of noninterest expense is an important aspect in managing net income.

The most significant element of BancShares’ noninterest expense is personnel costs. Salaries and employee benefits represented 56.3%, 57.0%, and 52.5%, of total noninterest expense during 2003, 2002, and 2001, respectively. Salaries and benefits increased by $939,000 or 5.30% in 2003 and $986,000 or 5.89% in 2002. The primary causes of the increase in 2003 is pay increases as well as increased numbers of employees from the acquisition of four branches and internal growth. The increase in 2002 from 2001 was due to the acquisition of three branches in 2001, along with three de novo branches opening in the second half of 2001, for which a full year’s effect was felt in 2002. Salaries increased $429,000 or 3.03% in 2003. This was due to normal salary increases as well as the 2003 acquisition branches. Into 2004, salary expense is expected to increase at approximately the same rate as in 2003 due to salary increases as well as increases relating to the 2003 acquisition as these people were only with the Bank for six months of 2003 and will be employed the entire year in 2004. Insurance provided to employees has increased $173,000 in 2003 or 13.9% from 2002. This was due to an increase in overall industry cost increases as well as an increased number of employees in 2003. In 2004, we expect the cost of insurance provided to employees to increase, however not to the extent it increased in 2003. We have reevaluated our health insurance plan offerings with costs in mind for 2004. Pension plan expense has also increased $150,000 in 2003 or 32.1%. This is a result of the increased number of employees as well as a decrease in the discount rate and the rate of return on assets which are used to determine pension cost. Pension plan expense is also expected to increase in 2004, however not by as large of an amount due to BancShares making a contribution to the pension plan which will be above the minimum required in 2004 for the 2003 plan year. This will decrease our cost due to the higher amount of assets on which our return will occur. In addition, the assumed rate of return will be calculated on this contribution in determining 2004 plan costs. For 2004, although we increased our expected return on plan assets, we also decreased the discount rate. Actual return on plan assets was higher in 2003, compared to 2002 and 2001, however, some of these gains are spread to future periods, and likewise we are still feeling effects of 2001 and 2002 where the plan had a loss during both years.

Occupancy and equipment expenses increased from $5.0 million in 2002 to $5.4 million in 2003. There was virtually no increase in this cost from 2001 to 2002. The increase of $392,000 in 2003 was due to an increase of $124,000 in building repairs and alterations and an increase of $55,000 in furniture and equipment under $1,000 as well as other equipment expenses increasing $88,000. The increase in building repairs and alterations was due to re-wiring expenses paid for many of the branches to prepare them for a new computer installation. The increase in equipment under $1,000 was due to new printer network cards at all of the branches as well as new monitors for many of the branches. In 2003, the Bank upgraded the equipment in the branches. A majority of the hardware such as the computers in the branches were outdated, thus conversion took place late in the year. As a result, all branches needed new workstations and a new server to support new software for the different bank functions. The computers were capitalized as equipment, however the additional costs were expensed such as the monitors, network cards, and wiring as noted above. This was also the reason for the other equipment expense, as the Bank had to pay installation charges of approximately $1,400 per branch to First Citizens Bank. We do not expect this increase to affect 2004 net income. The depreciation should not significantly increase in 2004 as there were six months taken in 2003 as well as the disposal of old computers, some of which had some remaining depreciation in the beginning of 2003.

Data processing costs represent charges by vendors that perform data processing services for the Bank. Data processing fees are primarily based upon per item or per account charges. Data processing costs were $3.5 million, $3.2 million and $3.0 million in 2003, 2002, and 2001, respectively. These increases were due to the addition of acquired and de novo branches as well as growth in the loan and deposit base in the existing branch network, as noted above. As discussed in note 16 to the consolidated financial statements, BancShares’ data processing services are provided by a related party. See RELATED PARTY TRANSACTIONS.

Amortization of intangibles during 2003 increased $224,000 to $532,000 compared to $308,000 for 2002. Amortization of intangibles was $1.5 million in 2001. In 2002, the decrease in amortization of intangibles was related to the adoption of SFAS No. 147 (see Note 1 (o) to the consolidated financial statements, New Accounting Standards) which resulted in BancShares discontinuing amortization of a significant portion of its intangible assets. The increase in amortization during 2003 was a result of the four acquired branches for which a core deposit intangible study was done to determine the amount of amortizable intangible. We expect the amortization expense to increase to $732,000 in 2004 if there are no other acquisitions, due to a full year of amortization being recorded in 2004 for the branches acquired in 2003.

During 2002, BancShares analyzed the results of operations of one branch since its inception in 1999 and determined that the loss experience would not turn around in the near future. The Board of Directors of BancShares approved to close this branch and at June 30, 2002, BancShares accrued disposition costs which included $103,000 for losses on fixed assets, $20,000 for lease cancellation fees, and $20,000 for costs to close the branch. During the third quarter of 2002, BancShares closed the branch with no material adjustments being made to the accrued impairment costs. During 2001, BancShares analyzed the results of operations of two branches through the first three months of 2001 taking into consideration recent economic conditions and the projected performance of these branches. BancShares concluded the carrying value of these branches were impaired and therefore recorded an impairment loss of $470,740 to reduce the carrying value of these branches to fair value. There were no such impairment charges recorded in 2003 and we do not expect to have any in 2004.

Other miscellaneous operating expenses were $5.0 million, $4.8 million, and $5.3 million in 2003, 2002, and 2001, respectively. The increase in 2003 was due to additional expenses relating to the acquisition such as legal fees and costs to provide customer checks, as well as expenses relating to marketing promotions throughout the year such as postage and printing for the checking promotion and the mortgage promotion. The decrease in 2002 was mainly the result of decreased consulting fees as well as decreased legal and professional fees in 2002 as there were no acquisitions in 2002. We would expect other miscellaneous expenses to remain fairly stable in 2004 barring any significant nonrecurring transactions such as acquisitions.

Income Taxes. In 2003, 2002, and 2001, BancShares had taxable income for book purposes that resulted in income tax expense of $4.8 million, $4.8 million, and $4.3 million, respectively. The resulting effective income tax rates for the years ended December 31, 2003, 2002, and 2001 were 38.1%, 36.8%, and 36.6%, respectively. The increase in effective rate each year was mainly due to a decrease in the proportion of tax exempt income to overall income reported. We would expect the effective rate to remain consistent in 2004.

Financial Condition

Earning and Noninterest Earning Assets. Earning assets consist of loans, investment securities, and short-term investments that earn interest. Average earning assets during 2003 were $982.6 million, an increase of $80.5 million or 8.92% over 2002’s interest earning assets of $902.2 million. During 2002, average interest earning assets increased $37.6 million or 4.35% over 2001’s interest earning assets of $864.6 million. Increases in 2003 resulted from the four acquired branches as well as growth within the existing branch network. Increases in 2002 were also due to growth within the branch network and de novo branch openings in 2001, which continued to grow in 2002.

Average noninterest earning assets during 2003 were $90.7 million compared to $83.0 million in 2002, an increase of 9.27%. During 2002, a decrease of $1.6 million or 1.88% occurred compared to the 2001 average of $84.6 million. The increase in 2003 occurred primarily due to increases in cash as well as an increase in intangible assets (included in other assets) due to the branch acquisition in 2003. The 2002 decrease was primarily due to decreased intangible assets and decreased accrued interest receivable. The average balances of noninterest earning assets are shown in Table I.

Return on average total assets for 2003 was 0.73% compared to 0.83% and 0.78% in 2002 and 2001, respectively. The decrease in 2003 was a result of decreased earnings in addition to increased average assets. The increase for 2002 was the result of increased earnings which was partially offset by an increase in average assets. Changes in the composition of average balances are shown in Table I and Table II.

Return on average equity for 2003 was 8.07% compared with 9.16% in 2002 and 8.99% in 2001. In 2003, the decrease was due to decreased earnings coupled with increased average equity. In 2002, the increase was due to increased earnings and was offset by increased average equity.

Interest Bearing and Noninterest Bearing Liabilities. Interest bearing liabilities consist of deposits, short-term borrowed funds and long-term borrowed funds. Average interest bearing liabilities during 2003 were $803.6, an increase of 8.10% or $60.2 million from the 2002 average of $743.4 million, which was 1.6% higher than the 2001 average of $731.7 million. BancShares’ principal interest bearing liabilities are interest bearing deposits. Interest bearing deposits represented $755.3 million, $698.7 million, and $683.2 million of average interest bearing liabilities in 2003, 2002, and 2001, respectively. Short-term borrowings and long-term borrowings represent the remaining balances. The cost of total interest bearing liabilities was 1.78%, 2.53%, and 4.03% in 2003, 2002, and 2001, respectively.

Average noninterest bearing liabilities during 2003 were $172.4 million, an increase of $20.0 million or 13.1% over the 2002 average of $152.4 million. During 2002, average noninterest bearing liabilities increased 12.7% or $17.2 million over the 2001 average of $135.2 million. Noninterest bearing demand deposits are the principal noninterest bearing liability. Increases in noninterest bearing demand deposit balances are attributable to acquired branches, de novo branch openings and expansion within the existing branch network. See Table I.

Loans. As of December 31, 2003, loans, net of the allowance for loan losses, totaled $735.5 million compared to $717.3 million and $659.7 million at year-end 2002 and 2001, respectively. The increase was attributable to normal loan growth from the existing branch network and de novo branch openings in 2001 which continued to grow loans in 2002, as well as decreased interest rates in 2002 and 2003 which prompted refinancing activity. Also in 2003, growth was due to acquired loans of $31.4 million from the acquisition of four branches in the second quarter of 2003. The composition of the loan portfolio for each of the years in the five year period ended December 31, 2003 is listed in Table IV. Commercial real estate secured loans have increased from the prior year as well as construction and land development real estate loans. Due to the weaker economy, the Bank is seeking sounder collateral such as real estate instead of accounts receivable or equipment which is also leading to the decrease in commercial and industrial non-real estate secured loans. The Bank feels the commercial real estate as collateral reduces overall credit risk. With the furniture and textile manufacturing in a downturn, there has been less equipment financing and more real estate secured loans. In addition, the Bank has refinanced some real estate credit from other institutions and made some non-owner occupied loans such as for hotels as the Bank feels this is safer collateral. The largest risk with construction loans is the potential for market oversaturation. This can have a negative impact on market value. With a traditional real estate loan, individual people own these homes and are not looking to sell in the near future, unlike a construction loan, which will be sold upon completion. In addition, construction loans have inherent risks due to the need to inspect prior to advancing additional funds.

Rate sensitivity and liquidity in the loan portfolio are achieved by making loans with adjustable interest rates and shorter maturities. This allows the Bank to adjust its pricing structure with changes in interest rates. At the end of 2003, 76% of the loan portfolio was due to mature or would be available for interest rate repricing in 2004. See Table IX.

Investments. Management’s asset/liability strategies include maintaining an investment securities portfolio with appropriate maturities to preclude the necessity of selling investment securities for purposes of liquidity. Traditionally, BancShares has maintained a larger investment portfolio (as a percentage of assets) than its peers.

BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards No. 115 (Statement 115), “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in debt and equity securities be classified in three categories and accounted for as follows: debt securities that BancShares has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Securities available for sale consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

At December 31, 2003, the fair value of available for sale securities exceeded the cost by $10.8 million. Deferred taxes related to these available for sale securities were $4.3 million, and shareholders’ equity included $6.5 million for the net unrealized gain related to these available for sale securities. At December 31, 2002, the fair value of available for sale securities exceeded the carrying value by $8.0 million. Deferred taxes related to these available for sale securities were $3.1 million, and shareholders’ equity included $4.9 million for the net unrealized gain related to these available for sale securities. BancShares does not maintain a trading account.

BancShares routinely reviews its investment securities to identify any declines in market value that are considered other than temporary. This process involves obtaining a current understanding of the overall financial condition of the issuer and the reasons for any deterioration in value, reviewing the length of time the fair value has been below cost, and considering the degree to which fair value is below cost. To the extent management concludes that declines in fair values of investment securities are other than temporary, BancShares records a charge to earnings and reduces the carrying value of the investment security. During 2003 and 2002, BancShares recorded other than temporary losses of $88,000 and $96,000, respectively. There were no such losses recorded in 2001. There can be no assurance that additional other than temporary impairment losses will not occur in future periods.

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

As of December 31, 2003 and 2002, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2003	2002
Outstanding commitments to extend credit and lines of credit	$260,488,448	231,232,246

Standby letters of credit	$3,178,745	3,781,003

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

Asset Quality

Provision and Allowance for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. BancShares’ customers are generally impacted by local and national economic conditions, as increases in unemployment levels, bankruptcy filings, and other key economic factors can directly or indirectly impact their ability to perform in accordance with the loan terms. In 2003, BancShares charged-off loans net of recoveries of $435,000. This represents a decrease of $264,000 from 2002 net charge-offs of $699,000. The 2002 net charge-offs of $699,000 were also a decrease from 2001 net charge-offs of $985,000. The percentage of charge-offs (net of recoveries) to average outstanding loans was 0.06% in 2003, 0.10% in 2002, and 0.15% in 2001. See Table V.

The ratio of total non-performing assets to total loans plus other real estate was 0.08% and 0.13% at December 31, 2003 and 2002, respectively. Assets classified as other real estate were $220,000 and $159,000 at December 31, 2003 and 2002, respectively.

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

The Bank had impaired loans, which comprise all of the Bank’s nonaccrual loans, of $407,000 at December 31, 2003, $724,000 at December 31, 2002, and none at December 31, 2001. At December 31, 2003 and 2002, the bank had $1,338,000 and $424,000 accruing loans 90 days or more past due.

BancShares’ allowance for loan losses consists of three components: (1) valuation allowance computed on impaired loans in accordance with SFAS No. 114; (2) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (3) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated by Credit Administration monthly, and comprise Bancshares’ allowance for loan loss model. The resulting estimate is used to determine if the allowance for loan losses recorded by Bancshares is adequate and appropriate for each period.

The first component of the allowance for loan losses, the valuation for impaired loans, is computed based on documented analyses prepared by Credit Administration of individual impaired loans. Credit Administration typically estimates these valuations based upon the difference in the book balance of the loan and the value that BancShares can expect to realize on the underlying collateral for each impaired loan utilizing current appraisals or estimates of value. These estimates are updated periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

The second component of the allowance for loan losses, the portion attributed to all other loans not considered impaired, is determined by applying historical loss rates to the outstanding balances of loans. For purposes of computing these estimates, the portfolio is segmented as follows: Commercial and consumer loans based on credit risk grades and other consumer loans consisting of credit cards, unsecured overdraft credit lines, and residential mortgage loans serviced by a third party. Commercial loans and most consumer loans are segmented based on credit grade, so that separate loss factors are applied to each grade level with greater allowance ratios assigned to the higher risk categories. Allowance ratios are determined based on historical loss ratios combined with current trends including: portfolio mix and concentrations of credit, age of credits in the portfolio, underwriting trends, and management’s assessment of economic trends in its trade area including delinquency, bankruptcy, and foreclosure rates. All these factors combine to impact the overall allowance ratio.

The third component of the allowance for loans losses is intended to capture the various risk elements of the loan portfolio that are not sufficiently captured in the historical loss rates. This component currently address operational risk associated with changes in BancShares’ method of tracking insurance coverage on the underlying collateral that secures loans that cannot be mitigated, on a cost effective basis, through blanket insurance coverage. This risk can have long term affects on loan losses that are not adequately reflected by the historical losses. The largest risk with construction loans is the potential for market oversaturation. This can have a negative impact on market value. With a traditional real estate loan, individual people own these homes and are not looking to sell in the near future, unlike a construction loan, which will be sold upon completion. In addition, construction loans have inherent risks due to the need to inspect prior to advancing additional funds. BancShares monitors its portfolio for any concentrations of credits during each period and the related reserve allocation, and if any excessive concentrations are noted for which reserves based on reserve ratios are deemed inadequate, estimates of loss on this group will be made. BancShares has determined that there are not any excessive concentrations for which the reserve ratios are deemed inadequate at December 31, 2003.

All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond BancShares’ control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to small owner occupied businesses, BancShares is subject to continued risk that the real estate market and economic conditions could continue to change and could result in future losses and require increases in the provision for loan losses.

Management currently uses several measures to assess and control the loan portfolio risk. For example, all new loans over $20,000 are independently reviewed by Credit Administration to evaluate adherence to the Bank’s underwriting standards and assign the appropriate credit grade. Credit Administration monitors the performance on loans on a monthly basis and automatically downgrades loans as appropriate. Credit Administration conducts periodic independent reviews of credit exposures of $1,000,000 or more. Senior management reviews all new extensions of credit to borrowers with total exposures of $200,000 or more and status reports on problem loans on a monthly basis. These and other measures are taken to ensure that loans are adequately graded, deteriorations in underwriting standards are identified and corrected and that undue risk is avoided or mitigated.

At December 31, 2003 the allowance for loan losses was $12.8 million or 1.71% of gross loans compared to $11.8 million or 1.62% at December 31, 2002 and $9.3 million or 1.39% at December 2001. The allowance model was influenced throughout 2003 by increased credit risk resulting from loan growth, charge-off behavior, reclassification of loans as a result of adding an additional loan grade and deteriorating asset quality. The principal reason for increased allocation in 2003 is the movement of loans from the company’s average grade to the below average grade and due to an increase in accruing loans greater than 90 days. While these loans are both well-secured and in the process of collection, they have higher inherent risk so more reserve has been allocated to cover potential losses.

Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes is has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments base on their judgments of information available to them at the time of their examinations.

Related Party Transactions

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the Corporation) and its subsidiary, First-Citizens Bank & Trust Co. (FCB). The Corporation has two significant shareholders, who are also significant shareholders of BancShares. At December 31, 2003, the first significant shareholder beneficially owned 11,155 shares, or 39.82 percent, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05 percent, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2003, beneficially owned 2,525,780 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 654,044 shares, or 38.99%, and 203,519 shares, or 12.13%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

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

The following are expenses paid by BancShares to the Corporation:

	2003	2002	2001
Data and items processing	$3,524,000	3,232,000	3,042,000
Furniture and equipment	652,000	164,000	413,000
Forms and supplies	102,000	90,000	114,000
Trustee fees	60,000	60,000	72,000
Other	19,000	42,000	84,000

	$4,357,000	3,588,000	3,725,000

BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $50,013,839, and $38,454,633 at December 31, 2003 and 2002, respectively. The rate paid on overnight funds by the Corporation was 0.71% at December 31, 2003 and 0.99% at December 31, 2002.

BancShares is related through common ownership with Southern Bank and Trust Co. (Southern) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $2.8 million of BancShares’ mortgage loans.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, and cash and due from banks less the federal reserve requirement. These assets represented 22.24% of deposits at December 31, 2003, an increase from 16.07% at December 31, 2002.

BancShares’ liquidity ratio, which is defined as cash plus short-term and marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 23.90% at December 31, 2003, compared to 17.22% at December 31, 2002. In addition, the Bank has a $135 million line of credit with the Federal Home Loan Bank to meet liquidity needs.

BancShares has traditionally maintained high levels of liquidity, characteristic of the high ratio of investment securities to total assets that it maintains. Although loans have increased in each of the recent fiscal periods, BancShares’ ability to manage its liquidity is due to loans being funded by deposits.

Funds received from any maturing investments that are not immediately necessary to sustain BancShares’ liquidity are invested in similar instruments or used to fund any increased loan demand. Investments scheduled to mature within the one-year time frame, without consideration of marketable equity securities, represented 81.63% and 78.64% of the total investment securities portfolio at December 31, 2003 and 2002, respectively.

In addition, BancShares held marketable equity securities with fair values of $14.2 million and $11.5 million at December 31, 2003 and 2002, respectively. These investments are classified as available for sale and could be sold at management’s discretion.

BancShares’ consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing, and financing activities for 2003, 2002, and 2001. In 2003, BancShares’ operating activities provided cash flows of $11.1 million. Net income of $7.8 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, provided $11.8 million of BancShares’ cash flow. Loans originated, net, of principal collected, provided $11.4 million due to a net reduction in the loan portfolio, excluding the impact of loans acquired in the branch acquisition. Securities purchases used $374.4 million, and expenditures for premises and equipment utilized $3.0 million of BancShares’ cash flow. The cash outflows from these investing activities were offset by $304.0 million of cash received from investment maturities and $73.3 million received from branch purchases. Net additional cash outflows of $312,000 resulted from financing activities, principally from deposit outflows of $2.1 million and dividends paid of $896,000 which were offset by increases in short-term borrowings of $2.7 million.

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

In 2001, BancShares’ operating activities provided cash flows of $14.5 million. Net income of $7.4 million, adjusted for non-cash operating activities, provided the majority of cash generated from operations. Investing activities, including lending, provided $1.1 million of BancShares’ cash flow. Loans originated, net of principal collected, used $51.7 million. Securities purchases used $131.7 million, and expenditures for premises and equipment utilized $3.0 million of BancShares’ cash flow. The cash outflows from these investing activities were offset by $148.0 million of cash received from investment maturities and $38.7 million of cash received in branch acquisitions. Net additional cash inflows of $18.9 million resulted from financing activities, principally from deposit inflows of $19.4 million.

The Bank has no brokered funds. Jumbo certificates of deposit (CD’s) are considered to include all CD’s of $100,000 or more. The Bank does not and has never aggressively bid on these deposits, and it does not seek nor does it accept deposits from outside of its general trade area. Almost all of the Bank’s jumbo CD customers have other relationships with the Bank, including savings, demand and other time deposits and, in some cases, loans. At December 31, 2003 and 2002, jumbo CD’s represented 11.37% and 11.27% of total deposits, respectively.

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

	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$862,074	81,225	36,189	—	979,488
Short-term borrowings	27,007	—	—	—	27,007
Long-term obligations	—	—	—	23,711	23,711
Operating lease obligations	448	787	512	692	2,439
Minimum pension obligation	229	—	—	—	—

Total contractual cash obligations	$889,758	82,012	36,701	24,403	1,032,645

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of December 31, 2003. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing.

	Maturing in period ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$89,872	$62,505	$53,035	$10,625	$15,074	$5,789	$236,900	$236,750
Average rate (%)	8.20%	7.80%	7.45%	7.04%	6.67%	7.55%	7.76%

Variable rate	$247,322	$60,108	$56,636	$23,618	$15,728	$107,960	$511,372	$511,372
Average rate (%)	4.85%	4.83%	4.77%	4.55%	4.75%	4.56%	4.76%

Investment securities (1):
Fixed rate	$134,987	$30,303	65	—	—	$4	$165,359	$165,252
Average rate (%)	1.76%	1.71%	1.60%	—	—	10.93%	1.76%

Liabilities
Savings and interest bearing checking:
Fixed rate	$357,919	—	—	—	—	—	$357,919	$357,919
Average rate (%)	0.32%	—	—	—	—	—	0.32%

Certificates of deposit:
Fixed rate	$319,499	$60,565	$20,660	$36,189	—	—	$436,913	$441,608
Average rate (%)	1.85%	3.34%	2.87%	3.90%	—	—	2.28%

Short-term obligations:
Variable rate	$27,007	—	—	—	—	—	$27,007	$27,007
Average rate (%)	0.72%	—	—	—	—	—	0.72%

Long-term obligations (2):
Fixed rate	—	—	—	—	—	$23,711	$23,711	$24,304
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a book value of approximately $3,390,000 and a fair value of approximately $14,165,000 have been excluded from this table. In addition, Federal Home Loan Bank stock has been excluded from this table with a cost and fair value of $2,656,700.
(2)	These long-term obligations have a June 2004 call option held by the Company to purchase at 100% of par.

Interest Sensitivity. Short-term, interest earning deposits which are more volatile, have created a need for shorter maturities of interest earning assets. As a result, an increasing percentage of commercial, installment, and mortgage loans are being made with variable rates or shorter maturities to increase liquidity and interest rate sensitivity.

The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets), and are set forth in Table IX.

As of December 31, 2003, BancShares had a positive one year cumulative gap position of 31.06% and a positive total cumulative gap position of 18.12%. BancShares has interest earning assets of $806.2 million maturing or repricing within one year and interest bearing liabilities of $485.5 million repricing within one year. BancShares experienced growth in loans and in investments with maturities of one year or less and an increase in deposits and short-term borrowings with maturities of one year or less. A positive gap position implies that interest earning assets (loans and investments) will reprice at a faster rate than interest bearing liabilities (deposits). In a falling rate environment, this position will generally have a negative effect on earnings, while in a rising rate environment this position will generally have a positive effect on earnings.

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

Capital Resources

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, have established risk based capital (RBC) adequacy guidelines.

As of December 31, 2003, BancShares’ Leverage Capital Ratio (as defined herein) was 8.47%, as compared to 9.45% and 8.99% at year-end 2002 and 2001, respectively. Within RBC calculations, BancShares’ assets, including commitments to lend and other off-balance sheet items, are weighted according to Federal regulatory guidelines for the risk considered inherent in the assets. BancShares’ Tier 1 Capital Ratio (as defined herein) as of December 31, 2003 was 12.02% compared to ratios of 12.50% and 12.19% for 2002 and 2001, respectively. The decrease in the Tier 1 capital is due to the increase in goodwill and core deposit intangibles resulting from the June 2003 acquisition as well as increased unrealized gains on available for sale securities. The calculation of Total Capital Ratio (as defined herein) allows, in BancShares’ circumstances, the inclusion of BancShares’ allowance for loan losses in capital, but only to a maximum of 1.25% of risk weighted assets. As of December 31, 2003, BancShares’ Total Capital Ratio was 13.89%. The Total Capital Ratios for 2002 and 2001 were 14.24% and 13.95%, respectively.

As of December 31, 2003, the Bank’s Leverage Capital Ratio (as defined above) was 7.72%, which, along with 8.74% and 8.30% as of December 31, 2002 and 2001, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 5%). The Bank’s Tier 1 Capital ratio (as defined above) as of December 31, 2003 was 10.92%, which, along with 11.52% and 11.30% as of December 31, 2002 and 2001, respectively, represents a well-capitalized institution under FDIC standards (one whose ratio exceeds 6%). As of December 31, 2003, the Bank’s Total Capital Ratio (as defined above) was 12.18%. The Total Capital ratios for 2002 and 2001 were 12.78% and 12.55%, respectively. Total Capital Ratio in all three years represented well-capitalized institutions under FDIC standards (the ratio exceeds 10%).

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

BancShares’ primary source of new capital is earnings. In 2003, equity capital increased through retention of earnings by $7.0 million, compared to $7.3 and $6.5 million in 2002 and 2001, respectively. At December 31, 2003, shareholders’ equity totaled $100.9 million, compared to $92.3 million in 2002. Shareholders’ equity at December 31, 2003 and 2002 included, as discussed above, $6.5 million and $4.9 million, respectively, of net unrealized securities gains on available for sale securities.

The ratio of average shareholders’ equity to average total assets was 9.07% in 2003, 9.07% in 2002, and 8.67% in 2001.

Retention of sufficient earnings to maintain an adequate capital position that provides BancShares with expansion capabilities is an important factor in determining dividends. During 2003, BancShares paid $896,000 in dividends, versus $896,000 and $898,000 in 2002 and 2001, respectively. As a percentage of net income, dividends were 11.42% in 2003, 10.95% in 2002, and 12.13% in 2001. The increase in dividends paid in 2002 was due to the dividend amount remaining the same with total net income decreasing. The decrease in dividends paid in 2002 compared to 2001 is attributable to a decrease in the number of shares outstanding each year. BancShares expects to pay the same amount of dividends on a per share basis in 2004.

Accounting and Other Matters

See Note 1(o) of the consolidated financial statements.

Statistical Information

The following tables contain certain additional information regarding BancShares’ business operations.

Table I.

Average Balance Sheet Items and Net Interest Differential

Average Balances and Average Rates Earned and Paid

	Year ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands, taxable-equivalent)
Assets
Interest earning assets:
Loans (1) (2)	$733,454	$47,063	6.42%	$703,631	$50,878	7.23%	$637,682	$56,167	8.81%
Taxable investment
securities	143,929	2,387	1.66	116,274	3,571	3.07	133,118	6,787	5.10
Non taxable investment securities (2)	10	—	—	—	—	—	—	—	—
Overnight funds sold	50,101	504	1.01	43,252	684	1.58	46,378	1,673	3.61
Other investments	15,030	257	1.71	14,627	271	1.85	13,269	300	2.26
Interest bearing deposits in other banks	40,121	414	1.03	24,393	385	1.58	34,125	1,316	3.86

Total interest earning assets	$982,645	$50,625	5.15%	$902,177	$55,789	6.18%	$864,572	$66,243	7.66%

Noninterest earning assets:
Cash and due from banks	39,895			35,387			33,600
Premises and equipment	35,872			35,124			35,012
Other assets	27,158			22,776			24,643
Reserve for loan losses	(12,234)			(10,291)			(8,669)

Total assets	$1,073,336			$985,173			$949,158

Liabilities & Equity
Interest bearing liabilities:
Demand deposits	$125,785	$259	0.21%	$107,860	$339	0.31%	$105,342	$750	0.71%
Savings deposits	212,063	1,596	0.75	195,509	2,852	1.46	172,220	4,157	2.41
Time deposits	417,440	10,263	2.46	395,375	13,449	3.40	405,625	21,942	5.41
Short-term borrowings (3)	25,348	202	0.80	21,675	245	1.13	25,474	710	2.79
Long-term borrowings	23,002	1,955	8.50	23,000	1,955	8.50	23,000	1,955	8.50

Total interest bearing liabilities	$803,638	$14,275	1.78%	$743,419	$18,840	2.53%	$731,661	$29,514	4.03%

Noninterest bearing liabilities:
Demand deposits	164,828			144,417			125,039
Other liabilities	7,542			7,977			10,195
Shareholders’ equity	97,328			89,360			82,263

Total liabilities and equity	$1,073,336			$985,173			$949,158

Interest rate spread (4)			3.37%			3.65%			3.63%

Net interest income and net interest margin (5)		$36,350	3.70%		$36,949	4.10%		$36,729	4.25%

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield using a 39.485% tax rate for 2003, 2002, and 2001. The taxable equivalent adjustment was approximately $58,000, $61,000, and $87,000 for the years 2003, 2002 and 2001, respectively.
(3)	See Table X.
(4)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5)	Net interest margin is net interest income divided by average earning assets.

Table II.

Average Balance Sheet Items and Net Interest Differential

Analysis of Changes in Interest Differential

	2003			2002
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(Dollars in thousands)
Assets
Interest earning assets:
Loans	$2,035	$(5,850)	$(3,815)	$5,289	$(10,578)	$(5,289)
Taxable investment securities	654	(1,838)	(1,184)	(688)	(2,528)	(3,216)
Non taxable investment securities	—	—	—	—	—	—
Overnight funds sold	89	(269)	(180)	(81)	(908)	(989)
Other investments	11	(25)	(14)	24	(53)	(29)
Interest bearing balances in other banks	205	(176)	29	(265)	(666)	(931)

Total interest earning assets	$2,994	$(8,158)	$(5,164)	$4,279	$(14,733)	$(10,454)

Liabilities
Interest bearing liabilities:
Demand deposits	46	(126)	(80)	(36)	(375)	(411)
Savings deposits	172	(1,428)	(1,256)	467	(1,771)	(1,304)
Time deposits	647	(3,833)	(3,186)	(452)	(8,041)	(8,493)
Short-term borrowings	35	(78)	(43)	(74)	(392)	(466)
Long-term borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$900	$(5,465)	$(4,565)	$(95)	$(10,579)	$(10,674)

Change in net interest income	$2,094	$(2,693)	$(599)	$4,374	$(4,154)	$220

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable equivalent basis assuming a blended statutory income tax rate of 39.485% for 2003, 2002, and 2001. The taxable equivalent adjustment was approximately $58,000, $61,000, and $87,000 for the years 2003, 2002 and 2001, respectively. The variance due to rate and volume is allocated equally between the changes in volume and rate.

Table III. Investment Portfolio

The following table sets forth the carrying amount of investment securities:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$165,295	$94,086	$125,446
States and political subdivisions	65	—	—
Marketable equity securities	14,165	11,513	11,596

Total	$179,525	$105,599	$137,042

The following table sets forth the maturities of investment securities at December 31, 2003 and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis).

	Within One Year		Maturing After One But Within Five Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. Government agencies	$134,988	1.76%	$30,303	1.71%	$4	10.93%
States and political subdivisions	—	—	65	1.60	—	—
Other (1)	14,165	n/a	—	—	—	—

Total	$149,153	1.76%	$30,368	1.71%	$4	10.93%

(1)	The “Within One Year” column of the “Other” category includes marketable equity securities held by BancShares. Accordingly, there is no true yield on these securities as they earn dividend income rather than interest income.

Table IV. Loan Portfolio

Analysis of Loans by Type and Maturity

The table below classifies loans by major category:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Real estate:
Construction and land development	$140,151	$124,395	$109,452	$100,727	$79,576
Mortgage:
One to four family residential	163,871	175,016	164,748	150,164	141,937
Commercial	210,217	190,858	140,637	89,657	74,320
Equity lines of credit	96,604	90,643	81,996	80,766	75,015
Farmland	10,947	7,170	6,176	4,950	5,502
Commercial and industrial	88,635	97,301	121,621	139,599	124,858
Consumer	30,105	35,326	35,142	39,124	37,675
Agricultural	2,790	3,874	4,560	4,697	3,957
Other	4,952	4,518	4,652	5,133	8,308

Total	748,272	729,101	668,984	614,817	551,148
Less allowance for loan losses	(12,818)	(11,838)	(9,312)	(7,298)	(5,142)

Net loans	$735,454	$717,263	$659,672	$607,519	$546,006

The following table identifies the maturities of all loans as of December 31, 2003, and addresses the sensitivity of these loans to changes in interest rates.

Loan Sensitivity

	December 31, 2003
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Real estate - construction and land development	$140,151	$—	$—	$140,151
Commercial and industrial	39,942	35,220	13,473	88,635
Other	157,101	262,110	100,275	519,486

	$337,194	$297,330	$113,748	$748,272

Loans maturing after one year with:
Fixed interest rates		$141,239	$5,789	$147,028
Floating or adjustable rates		156,091	107,959	264,050

		$297,330	$113,748	$411,078

Nonperforming Assets

The following analysis identifies other real estate owned and loans that were either on non-accruing, past-due or restructured:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$407	$724	$—	$—	$—
Restructured loans	—	—	—	—	—
Total nonperforming loans	407	724	—	—	—

Other real estate	159	220	15	75	117

Total nonperforming assets	$566	$944	$15	$75	$117

Accruing loans 90 days or more past due	$1,338	$424	$625	$591	$—
Loans at December 31	$748,272	$729,101	$668,984	$614,817	$551,148
Ratio of nonperforming assets to total loans plus other real estate	0.08%	0.13%	0.00%	0.01%	0.02%
Interest income that would have been earned on nonperforming loans had they been performing	$20	$45	$—	$—	$—
Interest income earned on nonperforming loans	$14	$41	$—	$—	$—

Table V. Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The table presented below summarizes activity in the allowance for loan losses for each of the years in the five year period ended December 31, 2003:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for loan losses - beginning of year	$11,838	$9,312	$7,298	$5,142	$4,601
Charge-offs:
Commercial and industrial	112	745	411	442	430
Real estate:
Construction and land development	—	—	—	—	—
Mortgage:
One to four family	365	678	1,015	581	994
Commercial	17	595	230	—	—
Equity lines of credit	—	—	—	—	—
Farmland	—	—	—	301	4
Consumer	352	333	361	165	206

Total charge-offs	846	2,351	2,017	1,489	1,634

Recoveries:
Commercial and industrial	140	293	146	178	208
Real estate:
Construction and land development	2	89	47	—	—
Mortgage:
One to four family	78	570	121	692	291
Commercial	2	466	487	—	—
Equity lines of credit	—	—	—	—	—
Farmland	—	—	—	96	4
Consumer	189	234	230	54	192

Total recoveries	411	1,652	1,031	1,020	695

Net charge-offs	435	699	986	469	939
Provision for loan losses	1,415	3,225	3,000	2,625	1,200
Addition due to acquired branches	—	—	—	—	280

Allowance for loan losses - end of year	$12,818	$11,838	$9,312	$7,298	$5,142

Average loans outstanding during the year	$733,454	$703,631	$637,682	$587,468	$493,023

Ratio of net charge-offs to average loans outstanding	0.06%	0.10%	0.15%	0.08%	0.19%

Allocation of the Allowance for Loan Losses

The composition of the allowance by loan category shown in the table below is based upon management’s evaluation of the loan portfolio, past history, and prevailing economic conditions:

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
	(Dollars in thousands)
Real estate:
Construction and land development	$2,870	19%	$2,300	17%	$328	16%	$201	16%	$159	14%
Mortgage:
One to four family residential	2,477	21	2,141	24	827	26	660	24	286	26
Commercial	2,635	30	2,245	28	1134	21	998	16	166	14
Equity lines of credit	650	13	595	12	369	12	162	13	150	14
Commercial, industrial and agricultural	3,456	13	3,605	14	4,424	19	3,217	24	2,712	23
Consumer	554	2	769	2	2,039	5	1,329	6	851	7
Other	175	2	167	3	140	1	141	1	228	2
Unallocated	1	—	16	—	51	—	590	—	590	—

Total	$12,818	100%	$11,838	100%	$9,312	100%	$7,298	100%	$5,142	100%

Table VI. Deposits

The average monthly volume of deposits and the average rates paid on such deposits are presented below:

	2003			2002			2001
	Average Balance	Average Rates		Average Balance	Average Rates		Average Balance	Average Rates
	(Dollars in thousands)
Non-interest bearing demand	$164,828	n/a	%	$144,417	n/a	%	$125,040	n/a	%
Interest bearing demand	125,785	0.21		107,860	0.31		105,342	0.71
Savings	212,063	0.75		195,509	1.46		172,220	2.41
Time deposits	417,440	2.46		395,376	3.40		405,625	5.41

Total deposits	$920,116			$843,162			$808,227

Maturities of time certificates of deposit of $100,000 or more at December 31, 2003 are summarized as follows (dollars in thousands):

Maturity category:
Three months or less	$25,496
Over three through six months	21,647
Over six months through twelve months	29,930
Over one year	34,292

$111,365

Table VII. Return on Equity and Assets

The following table presents certain ratios of BancShares:

	Year ended December 31,
	2003	2002	2001
Return on average assets	0.73%	0.83%	0.78%
Return on average equity	8.07	9.16	8.99
Dividend payout ratio	11.42	10.95	12.13
Average shareholders’ equity to average total assets	9.07	9.07	8.67

Table VIII. Capital Adequacy

The following table presents certain calculations of BancShares’ capital and related ratios:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Total shareholders’ equity	$100,926	$92,336	$85,030
Leverage capital	94,112	93,466	85,902
Tier I capital	94,112	93,466	85,902
Total capital	108,787	106,463	98,300

Leverage capital ratio (1)	8.47%	9.45%	8.99%
Tier I capital ratio	12.02	12.50	12.19
Total capital ratio (2)	13.89	14.24	13.95

(1)	Bank holding companies operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Bank holding companies not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.
(2)	The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, capital trust certificates, less certain intangibles.

Table IX. Interest Rate Sensitivity Analysis

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

	December 31, 2003
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non- sensitive	Total
	(Dollars in thousands)
Assets:
Loans	$458,887	$50,987	$19,714	$39,428	$569,016	$179,256	$748,272
Investment securities	15,000	74,901	39,939	5,147	134,987	44,538	179,525
Overnight funds sold	64,000	—	—	—	64,000	—	64,000
Other	—	—	—	—	—	2,657	2,657
Interest bearing deposits in other banks	38,187	—	—	—	38,187	—	38,187

Total interest earning assets	$576,074	$125,888	$59,653	$44,575	$806,190	$226,451	$1,032,641

Liabilities:
Savings and checking with interest	$—	$—	$—	$—	$—	$218,969	$218,969
Money market savings	138,950	—	—	—	138,950	—	138,950
Time deposits	52,016	59,999	104,569	102,915	319,499	117,414	436,913
Short-term borrowings	27,007	—	—	—	27,007	—	27,007
Long-term borrowings	—	—	—	—	—	23,711	23,711

Total interest bearing liabilities	$217,973	$59,999	$104,569	$102,915	$485,456	$360,094	$845,550

Interest sensitivity gap	$358,101	$65,889	$(44,916)	$(58,340)	$320,734	$(133,643)	$187,091

Cumulative interest sensitivity gap	$358,101	$423,990	$379,074	$320,734	$320,734	$187,091	$187,091
Cumulative interest sensitivity gap to total interest earning assets	34.68%	41.06%	36.71%	31.06%	31.06%	18.12%	18.12%

Table X. Short-Term Borrowings

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements:
At December 31	$26,210	0.72%	$18,979	1.12%	$23,461	2.91%
Average during year	24,197	0.80	19,626	1.11	23,193	2.74
Maximum month end balance during year	26,210		23,342		25,078

US Treasury tax and loan accounts:
At December 31	$797	0.73%	$3,612	0.99%	$3,612	1.40%
Average during year	1,151	0.71	2,049	1.28	2,281	3.33
Maximum month end balance during year	3,310		3,612		3,612

Table XI. Selected Quarterly Data

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest income	$12,670	$12,612	$12,553	$12,730	$13,693	$13,970	$13,962	$14,103
Interest expense	3,273	3,468	3,617	3,917	4,344	4,562	4,770	5,164

Net interest income	9,397	9,144	8,936	8,813	9,349	9,408	9,192	8,939
Provision for loan losses	420	407	388	200	1,225	550	700	750

Net interest income after provision for loan losses	8,977	8,737	8,548	8,613	8,124	8,858	8,492	8,189
Noninterest income	2,689	2,867	2,850	2,548	2,823	2,588	2,563	2,459
Noninterest expense (1)	8,618	8,619	7,953	7,954	7,716	7,665	7,976	7,781

Net income before income taxes	3,048	2,985	3,445	3,207	3,231	3,781	3,079	2,867
Income taxes	1,183	1,171	1,331	1,150	1,253	1,389	1,099	1,027

Net income	$1,865	$1,814	$2,114	$2,057	$1,978	$2,392	$1,980	$1,840

PER SHARE OF STOCK
Net income per common share	$66.55	$64.77	$75.48	$73.44	$70.60	$85.40	$70.66	$65.68
Cash dividends – per common share	8.00	8.00	8.00	8.00	8.00	8.00	8.00	8.00

(1)	Quarterly data has been restated to reflect the adoption of Statement 147 for 2002 (see note 1(o) of the consolidated financial statements).

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors

Fidelity BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Fidelity BancShares (N.C.), Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity BancShares (N.C.), Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and on October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.”

Raleigh, North Carolina

March 5, 2004

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$51,065,293	47,809,871
Interest bearing deposits in other banks	38,187,190	32,106,848
Overnight funds sold	64,000,000	50,800,000

Total cash and cash equivalents	153,252,483	130,716,719

Investment securities:
Held to maturity (estimated fair value of $165,252,132 in 2003 and $94,622,654 in 2002)	165,359,375	94,085,650
Available for sale (cost of $3,390,010 in 2003 and $3,468,310 in 2002 )	14,165,194	11,512,609

Total investment securities	179,524,569	105,598,259

Loans	748,271,779	729,101,387
Allowance for loan losses	(12,818,463)	(11,838,076)

Loans, net	735,453,316	717,263,311

Federal Home Loan Bank of Atlanta stock, at cost	2,656,700	2,467,600
Premises and equipment, net	36,990,715	34,590,338
Accrued interest receivable	3,348,175	3,588,368
Intangible assets	24,035,220	17,002,830
Other assets	3,488,008	2,972,759

Total assets	$1,138,749,186	1,014,200,184

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing demand deposits	184,655,766	156,932,202
Savings and interest-bearing deposits	357,918,683	318,460,309
Time deposits	436,913,294	393,940,013

Total deposits	979,487,743	869,332,524

Short-term borrowings	27,007,204	22,591,378
Long-term borrowings	23,711,350	23,000,000
Accrued interest payable	3,107,811	3,515,541
Other liabilities	4,508,720	3,425,103

Total liabilities	1,037,822,828	921,864,546

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011 shares issued and outstanding in 2003 and 2002)	700,275	700,275
Surplus	6,163,380	6,163,380
Accumulated other comprehensive income	6,504,176	4,866,801
Retained earnings	87,558,527	80,605,182

Total shareholders’ equity	100,926,358	92,335,638

Total liabilities and shareholders’ equity	$1,138,749,186	1,014,200,184

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$47,004,828	50,816,802	56,080,065
Interest and dividends on investment securities:
Non taxable interest income	165	—	—
Taxable interest	2,799,318	3,956,116	8,102,521
Dividend income	256,855	270,312	300,291
Interest on overnight funds sold	504,320	684,413	1,672,926

Total interest income	50,565,486	55,727,643	66,155,803

Interest expense:
Deposits	12,119,118	16,639,887	26,848,493
Short-term borrowings	201,673	244,688	710,484
Long-term borrowings	1,955,000	1,955,000	1,955,000

Total interest expense	14,275,791	18,839,575	29,513,977

Net interest income	36,289,695	36,888,068	36,641,826

Provision for loan losses	1,415,000	3,225,000	3,000,000

Net interest income after provision for loan losses	34,874,695	33,663,068	33,641,826

Noninterest income:
Service charges on deposit accounts	6,711,674	6,593,139	6,171,758
Other service charges and fees	4,040,830	3,659,772	3,191,263
Other income	288,963	353,431	100,621
Gain (loss) on marketable equity securities	(87,703)	(173,476)	486,141

Total noninterest income	10,953,764	10,432,866	9,949,783

Noninterest expenses:
Salaries and employee benefits	18,674,293	17,735,152	16,749,395
Occupancy and equipment	5,363,278	4,970,808	4,958,703
Data processing	3,543,470	3,201,274	2,978,869
Amortization of intangibles	532,460	308,194	1,488,690
Other expense	5,029,715	4,779,021	5,270,257
Impairment loss on fixed assets	—	143,368	470,740

Total noninterest expense	33,143,216	31,137,817	31,916,654

Income before income taxes	12,685,243	12,958,117	11,674,955

Income tax expense	4,835,546	4,768,587	4,278,278

Net income	$7,849,697	8,189,530	7,396,677

Per share information:
Net income	$280.24	292.34	263.71
Cash dividends declared	$32.00	32.00	32.00
Weighted average shares outstanding	28,011	28,014	28,049

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2003, 2002 and 2001

	Common stock		Surplus	Accumulated other Comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity
	Shares	Amount
Balance December 31, 2000	28,070	701,750	6,176,362	3,688,615	66,946,042		77,512,769

Net income for 2001	—	—	—	—	7,396,677	7,396,677	7,396,677
Cash dividends ($32.00 per share)	—	—	—	—	(897,552)	—	(897,552)
Purchase and retirement of common stock	(44)	(1,100)	(9,681)	—	(99,219)	—	(110,000)
Unrealized gain on securities, available for sale, net of deferred taxes of $679,187	—	—	—	1,128,491	—	1,128,491	1,128,491

Comprehensive income						$8,525,168

Balance December 31, 2001	28,026	700,650	6,166,681	4,817,106	73,345,948		85,030,385

Net income for 2002	—	—	—	—	8,189,530	8,189,530	8,189,530
Cash dividends ($32.00 per share)	—	—	—	—	(896,472)	—	(896,472)
Purchase and retirement of common stock	(15)	(375)	(3,301)	—	(33,824)	—	(37,500)
Unrealized gain on securities, available for sale, net of deferred taxes of $32,447	—	—	—	49,695	—	49,695	49,695

Comprehensive income						$8,239,225

Balance December 31, 2002	28,011	$700,275	6,163,380	4,866,801	80,605,182		92,335,638

Net income for 2003	—	—	—	—	7,849,697	7,849,697	7,849,697
Cash dividends ($32.00 per share)	—	—	—	—	(896,352)	—	(896,352)
Unrealized gain on securities, available for
sale, net of deferred taxes of $1,078,699	—	—	—	1,652,186	—	1,652,186	1,652,186
Additional pension charge related to unfunded pension liability, net of deferred taxes of $9,664	—	—	—	(14,811)	—	(14,811)	(14,811)

Comprehensive income						$9,487,072

Balance December 31, 2003	28,011	$700,275	6,163,380	6,504,176	87,558,527		100,926,358

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$7,849,697	8,189,530	7,396,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,039,248	2,821,207	4,075,445
Net (accretion) amortization of premiums or discounts	(1,206,513)	(293,346)	133,119
(Gain) loss on disposition or abandonment of premises and equipment	(21,362)	(180,137)	661
Impairment loss on premises and equipment	—	143,368	470,740
Provision for loan losses	1,415,000	3,225,000	3,000,000
Origination of loans held for sale	—	—	(5,972,250)
Proceeds from sales of loans held for sale	—	—	6,004,882
Gain on sales of loans held for sale	—	—	(32,632)
Gain on exchange of marketable equity securities	—	—	(458,395)
Loss (gain) on sale of marketable equity securities	—	76,989	(27,746)
Impairment loss on marketable equity securities	87,703	96,487	—
(Gain) loss on other real estate	(79,933)	(17,788)	31,481
Deferred income taxes	459,362	(773,844)	(1,153,726)
Increase in accrued interest receivable	240,193	1,864,667	508,732
(Increase) decrease in other assets, net	(257,221)	(785,123)	1,020,529
Increase (decrease) in other liabilities, net	(38,681)	1,470,068	(446,564)
Decrease in accrued interest payable	(407,730)	(2,742,382)	(48,258)

Net cash provided by operating activities	11,079,763	13,094,696	14,502,695

Cash flows from investing activities:
Purchase of securities held to maturity	(374,448,868)	(211,347,637)	(130,675,124)
Purchase of securities available for sale	(12,994)	(67,069)	(1,000,000)
Proceeds from sale of securities available for sale	3,591	59,061	496,964
Proceeds from maturities and issuer calls of securities held to maturity	304,001,722	243,001,500	148,000,630
Proceeds from sales of other real estate owned and repossessed assets	704,377	490,400	443,519
Purchase of FHLB of Atlanta stock	(189,100)	(158,200)	(139,700)
Net decrease (increase) in loans	11,422,482	(61,226,940)	(51,690,926)
Purchases of premises and equipment	(3,041,075)	(2,091,140)	(2,991,518)
Proceeds from sales of premises and equipment	14,100	300,000	—
Net cash received on purchases of branches	73,313,818	—	38,694,109

Net cash (used) provided by investing activities	11,768,053	(31,040,025)	1,137,954

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,075,591)	27,897,220	19,429,944
Net (decrease) increase in short-term borrowings	2,659,891	(4,481,314)	431,106
Cash dividends paid	(896,352)	(896,472)	(897,552)
Purchase and retirement of common stock	—	(37,500)	(110,000)

Net cash (used) provided by financing activities	(312,052)	22,481,934	18,853,498

Net increase in cash and cash equivalents	22,535,764	4,536,605	34,494,147

Cash and cash equivalents at beginning of year	130,716,719	126,180,114	91,685,967

Cash and cash equivalents at end of year	$153,252,483	130,716,719	126,180,114

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,683,521	21,581,957	29,562,235

Cash paid during the year for income taxes	$5,568,587	5,558,395	5,162,160

Supplemental disclosure of noncash financing and investing activities:
Unrealized gains on available-for-sale securities, net of deferred tax effects of $1,078,699, $32,447 and $679,187, respectively	$1,652,186	49,695	1,128,491

Transfer of foreclosed loans to other real estate	$630,514	710,400	415,000

See accompanying notes to consolidated financial statements.

(1)	Summary of Significant Accounting and Reporting Policies

(a)	Nature of Operations

Fidelity BancShares (N.C.), Inc. (the Company) is a bank holding company incorporated under the General Corporation Law of the State of Delaware. The principal activity of the Company is ownership of The Fidelity Bank (the Bank), which operates sixty-six offices primarily in central North Carolina and Virginia.

The Bank’s primary source of revenue is derived from interest income on loans to customers and from its investment securities portfolio. The loan portfolio is comprised mainly of real estate, commercial, consumer, and equity line of credit loans. These loans are primarily collateralized by residential and commercial properties, commercial equipment, and personal property.

(b)	Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Bank, the Company’s wholly owned subsidiary. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services. There have been no transactions by Fidelity Properties, Inc. other than the initial capitalization. TFB Financial Services, Inc., provides depositors alternative nondeposit investment products. All significant intercompany transactions have been eliminated in consolidation.

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

The Company accounts for investment securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified into three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either securities held to maturity or trading securities are classified as available for sale and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. The classification of securities is determined by management at the date of purchase. The Company does not hold any trading securities.

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

BancShares’ allowance for loan losses consists of three components: (1) valuation allowance computed on impaired loans in accordance with SFAS No. 114; (2) valuation allowances determined by applying historical loss rates to those loans not considered impaired; and (3) valuation allowances for factors which management believes are not reflected in the historical loss rates or that otherwise need to be considered when estimating the allowance for loan losses. These three components are estimated by Credit Administration monthly, and comprise Bancshares’ allowance for loan loss model. The resulting estimate is used to determine if the allowance for loan losses recorded by Bancshares is adequate and appropriate for each period.

The first component of the allowance for loan losses, the valuation for impaired loans, is computed based on documented analyses prepared by Credit Administration of individual impaired loans. Credit Administration typically estimates these valuations based upon the difference in the book balance of the loan and the value that BancShares can expect to realize on the underlying collateral for each impaired loan utilizing current appraisals or estimates of value. These estimates are updated periodically as circumstances change. Changes in the dollar amount of impaired loans or in the estimates of the fair value of the underlying collateral can impact the valuation allowance on impaired loans and, therefore, the overall allowance for loan losses.

The second component of the allowance for loan losses, the portion attributed to all other loans not considered impaired, is determined by applying historical loss rates to the outstanding balances of loans. For purposes of computing these estimates, the portfolio is segmented as follows: Commercial and consumer loans based on credit risk grades and other consumer loans consisting of credit cards, unsecured overdraft credit lines, and residential mortgage loans serviced by a third party. Commercial loans and most consumer loans are segmented based on credit grade, so that separate loss factors are applied to each grade level with greater allowance ratios assigned to the higher risk categories. Allowance ratios are determined based on historical loss ratios combined with current trends including: portfolio mix and concentrations of credit, age of credits in the portfolio, underwriting trends, and management’s assessment of economic trends in its trade area including delinquency, bankruptcy, and foreclosure rates. All these factors combine to impact the overall allowance ratio.

The third component of the allowance for loans losses is intended to capture the various risk elements of the loan portfolio that are not sufficiently captured in the historical loss rates. This component currently address operational risk associated with changes in BancShares’ method of tracking insurance coverage on the underlying collateral that secures loans that cannot be mitigated, on a cost effective basis, through blanket insurance coverage. This risk can have long term affects on loan losses that are not adequately reflected by the historical losses. The largest risk with construction loans is the potential for market oversaturation. This can have a negative impact on market value. With a traditional real estate loan, individual people own these homes and are not looking to sell in the near future, unlike a construction loan, which will be sold upon completion. In addition, construction loans have inherent risks due to the need to inspect prior to advancing additional funds. BancShares monitors its portfolio for any concentrations of credits during each period and the related reserve allocation, and if any excessive concentrations are noted for which reserves based on reserve ratios are deemed inadequate, estimates of loss on this group will be made. BancShares has determined that there are not any excessive concentrations for which the reserve ratios are deemed inadequate at December 31, 2003.

All estimates of the loan portfolio risk, including the adequacy of the allowance for loan losses, are subject to general and local economic conditions, among other factors, which are unpredictable and beyond BancShares’ control. Since a significant portion of the loan portfolio is comprised of real estate loans and loans to small owner occupied businesses, BancShares is subject to continued risk that the real estate market and economic conditions could continue to change and could result in future losses and require increases in the provision for loan losses.

Management currently uses several measures to assess and control the loan portfolio risk. For example, all new loans over $20,000 are independently reviewed by Credit Administration to evaluate adherence to the Bank’s underwriting standards and assign the appropriate credit grade. Credit Administration monitors the performance on loans on a monthly basis and automatically downgrades loans as appropriate. Credit Administration conducts periodic independent reviews of credit exposures of $1,000,000 or more. Senior management reviews all new extensions of credit to borrowers with total exposures of $200,000 or more and status reports on problem loans on a monthly basis. These and other measures are taken to ensure that loans are adequately graded, deteriorations in underwriting standards are identified and corrected and that undue risk is avoided or mitigated.

Management considers the allowance for loan losses adequate to cover inherent losses in the Bank’s loan portfolio as of the date of the financial statements. Management believes is has established the allowance in consideration of the current economic environment. While management uses the best information available to make evaluations, future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses. Such agencies may require the recognition of adjustments base on their judgments of information available to them at the time of their examinations.

(h)	Assets Acquired in Settlement of Loans

Assets acquired in settlement of loans consist primarily of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Assets acquired in settlement of loans are recorded initially at the lower of the loan balance plus unpaid accrued interest or estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings, if the estimated fair value of the property, less estimated selling costs, declines below the initial recorded value. Costs related to the improvement of the property are capitalized to the extent recoverable, whereas those related to holding the property are expensed.

(i)	Membership/Investment in Federal Home Loan Bank of Atlanta Stock

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). Membership provides the Company with the ability to draw $135,000,000 of advances from the FHLB, subject to a signed blanket collateral agreement. No advances were drawn by the Company in 2003 or 2002.

As a requirement for membership, the Company invests in stock of the FHLB in the amount of 1% of its outstanding residential loans or 5% of its outstanding advances from the FHLB, whichever is greater. Such stock is pledged as collateral for any FHLB advances drawn by the Company. At December 31, 2003 and 2002, the Company owned 26,567 and 24,676 shares of the FHLB’s $100 par value capital stock, respectively. No ready market exists for such stock, which is carried at cost.

(j)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method based on the estimated useful lives of assets. Useful lives range from 5 to 31.5 years for premises and from 3 to 10 years for equipment and fixtures. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are included in income. Premises and equipment are periodically reviewed for impairment when conditions indicate an impairment is possible. In the event the Company determines that the carrying value of such assets are more than the undiscounted cash flows related to the operations associated with such properties, the Company estimates and records an impairment loss. Such losses are measured based on the estimated fair value of the properties.

(k)	Intangible Assets

Intangible assets are composed primarily of goodwill and core deposit premiums. Effective January 1, 2002, goodwill is no longer amortized. Prior to that time goodwill was amortized over a period of approximately 15 years. Core deposit premiums are amortized using the straight-line method or using an accelerated method over a period as determined by the independent valuation firm preparing the core deposit intangible study. Useful lives are periodically reviewed for reasonableness.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (Statement 142), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Statement 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company adopted the provisions of Statement 141 as of June 30, 2001 and fully adopted Statement 142 as of January 1, 2002. Accordingly, goodwill ceased being amortized on January 1, 2002. There were no acquisitions between July 1, 2001 and December 31, 2001.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company reassessed the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and as a result was not required to make any necessary amortization period adjustments. In addition, any intangible assets classified as goodwill under Statement 142 were subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Goodwill as of January 1, 2002 was tested during the first six months of 2002. As a result of this testing, no impairment charges were recorded.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required the Company to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with Statement 147, the Company performed an impairment test of this goodwill in the fourth quarter of 2002 and began performing an annual impairment analysis in the fourth quarter of 2003. As a result of this testing, no impairment charges were recorded. The Company will perform an annual impairment test of the goodwill in 2004 and thereafter.

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

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 (Statement 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The Company also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 with no material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of Statement 145 for transactions is effective for fiscal years beginning after May 15, 2003 and is not expected to have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock- Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. The Company was not impacted by this Statement, as the Company has no stock-based compensation plans.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $3,179,000. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which addresses consolidation of variable interest entities (VIEs), certain of which are also referred to as special-purpose entities (SPE). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. Under the provisions of FIN 46, a company is deemed to be the “primary beneficiary,” and thus required to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. The provisions of FIN 46 were applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, were originally subject to the provisions of FIN 46 no later than July 1, 2003. In October 2003, the FASB issued guidance that provided for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permitted a company to apply FIN 46 as of July 1, 2003, to some or all of the VIEs in which it holds an interest, and the rest on December 31, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), which clarified and interpreted certain of the provisions of FIN 46, without changing the basic accounting model in FIN 46. The provisions of FIN 46R are effective no later than March 31, 2004. However, companies must apply either FIN 46 or FIN 46R to those entities considered SPEs no later than December 31, 2003.

The Company adopted FIN 46R on December 31, 2003. In connection with the adoption, we have deconsolidated the trust associated with our trust preferred securities. Prior to deconsolidation the trust preferred securities were classified as long-term obligations in the Company’s consolidated financial statements. Following deconsolidation, junior subordinated debentures between the Company and the former trust subsidiary are classified as long-term obligations amounting to $23,711,350.

Banking regulators approved an interim rule stipulating that the capital requirements related to assets of conduits consolidated under FIN 46 will remain unchanged until April 1, 2004. Banking regulators have also indicated that the capital requirements related to trust preferred securities, if deconsolidated under FIN 46, will remain unchanged until further notice. Therefore, we expect no change in tier 1 capital or total capital as a result of the adoption of FIN 46 until April 1, 2004, when the regulatory capital rules related to conduits may change. If the banking regulators change the capital treatment for trust preferred securities, our tier 1 capital and total capital would be reduced by the amount of outstanding trust preferred securities, but we believe our regulatory capital would remain at the well capitalized level.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.

The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in note 11 incorporate the requirements of Statement 132 (revised).

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or other operations.

(p)	Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements of the Company have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on net income or shareholders’ equity of the Company.

(2)	Acquisitions of Branches

On June 20, 2003, the Company acquired the Ramseur and Thomasville, North Carolina, and the Martinsville and Collinsville, Virginia, branches of First-Citizens Bank & Trust Company (FCB), a related party (see Note 16 to the consolidated financial statements). This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively. The total purchase price was $7.5 million. Of this, $3.1 million was determined to be a core deposit intangible asset and $4.4 million was determined to be goodwill. This acquisition has been accounted for using the purchase method of accounting for business combinations with the assets and liabilities recorded based on estimates of fair values as of June 20, 2003. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the four FCB branches as of June 20, 2003, and the related fair value adjustments recorded by the Company to reflect the acquisition.

(Dollars in thousands)	As Recorded by FCB	Fair Value Adjustments		As Recorded by Fidelity Bank
Assets:
Cash	$784	—		784
Loans, gross	31,380	334	(a)	31,714
Premises and equipment	1,251	624	(b)	1,875
Prepaid expenses	11	—		11
Other-identifiable intangible asset	—	3,121	(c)	3,121

Total	33,426	4,079		37,505

Liabilities:
Deposits	$113,459	981	(d)	114,440

Total	113,459	981		114,440

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller				$(76,935)

The following shows the calculation of the goodwill recorded in this transaction

Purchase price paid for acquisition	$7,500

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller	(76,935)
Cash received from seller at closing, excluding reduction for purchase price of $7,500	80,019

Net fair value of assets acquired from seller	3,084

Goodwill recorded for acquisition, representing the excess of purchase price over the fair value of net assets acquired	$4,416

Explanation of Fair Value Adjustments

(a)	This fair value adjustment was recorded because the interest rates on FCB’s loans exceeded current interest rates on similar loans. This amount will be amortized to reduce interest income over the remaining lives of the related loans, which have an average life of 36 months.

(b)	This fair value adjustment was recorded because the fair market value of the buildings acquired exceeded the book value. This amount will be amortized to increase depreciation expense over the remaining lives of the three acquired buildings, which range from 7 to 18 years.

(c)	This fair value adjustment was represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as expense on an accelerated basis over an eleven year period based on an amortization schedule provided by the consulting firm.

(d)	This fair value adjustment was recorded because the interest rates on FCB’s time deposits exceeded current interest rates on similar time deposits. This amount will be amortized to reduce interest expense over the remaining lives of the related CD’s, which have an average life of 13 months.

The Company had no acquisitions of branches in 2002.

On February 23, 2001, the Company purchased three branches from First Union National Bank. Assets and deposits acquired were $5,819,000 and $49,492,000, respectively. An intangible asset of approximately $6,023,000 resulted from this purchase.

(3)	Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, 2003 and 2002 are as follows:

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
Marketable equity securities	$3,390,010	10,794,560	(19,376)	14,165,194

Held to maturity:
U.S. Agency	55,352,641	77,088	(241,723)	55,188,006
U.S. Treasury	109,941,734	58,266	—	110,000,000
State obligations	65,000	—	(874)	64,126

	$165,359,375	135,354	(242,597)	165,252,132

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
Marketable equity securities	$3,468,310	8,194,544	(150,245)	11,512,609

Held to maturity:
U.S. Agency	59,103,775	242,316	—	59,346,091
U.S. Treasury	34,981,875	294,688	—	35,276,563

	$94,085,650	537,004	—	94,622,654

The amortized cost and estimated fair value of debt securities at December 31, 2003 by contractual maturities are as follows:

	Amortized cost	Estimated fair value
Due in one year or less:
U.S. Treasury	$99,964,086	100,006,250
U.S. Agency	5,022,692	5,056,250
Due after one year through five years:
U.S. Treasury	9,977,648	9,993,750
U.S. Agency	50,325,494	50,126,562
State obligations	65,000	64,126
Due after ten years:
U.S. Agency	4,455	5,194

	$165,359,375	165,252,132

The following table shows investments that are in unrealized loss positions as of December 31, 2003, and the length of time in this position.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury obligations and direct obligations of U.S. Agencies	$35,043,750	241,723	—	—	35,043,750	241,723
Obligations of state and political subdivisions	64,126	874	—	—	64,126	874

Subtotal, debt securities	$35,107,876	242,597	—	—	35,107,876	242,597

Common stock	26,400	5,762	163,465	13,614	189,865	19,376
Total temporarily impaired securities	$35,134,276	248,359	163,465	13,614	35,297,741	261,973

At December 31, 2003, there are three agency obligations and one state obligation that have been in an unrealized loss position less than twelve months. These four securities were purchased in 2003. As these are held to maturity securities, and the Company does not plan to sell them prior to maturity, this impairment is considered temporary. In addition, these securities are rated Aaa and the Company expects to recover all of the value by the maturity date. There were two available for sale securities that had been in an unrealized loss position for less than twelve months at December 31, 2003, and six securities that had been in a loss position for over twelve months. It is the Company’s policy to review all securities for impairment on a quarterly basis. None of these securities are considered other than temporarily impaired.

During the first and third quarters of 2003, the Company wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $87,703. This was a result of unrealized losses that were deemed to be other than temporary.

There were no sales of available for sale securities in 2003.

During the third and fourth quarters of 2002, the Company wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $96,487. This was a result of unrealized losses that were deemed to be other than temporary.

In addition, during 2002, the Company recognized gross realized losses of $76,989 from sales of other investment securities.

During the first quarter of 2001, the Company recognized a securities gain of $458,395. This gain was recognized as a result of a business combination involving a company in which the Company had an equity interest. During the second quarter of 2001, the Company recognized a securities gain of $43,083 when the equity interest received in the business combination was sold.

In addition, during 2001, the Company recognized gross realized losses of $15,337 from sales of other investment securities.

Investment securities with an amortized cost of approximately $57,461,000 and $46,556,000 were pledged to secure public deposits at December 31, 2003 and 2002, respectively. See note 7.

See note 8 for investment securities pledged related to short-term borrowings.

(4)	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Loans secured by real estate:
Construction	$140,150,539	124,394,955
Single-family residential	163,870,903	175,016,491
Equity lines of credit	96,604,018	90,642,838
Farmland	10,946,758	7,170,168
Commercial	210,216,581	190,857,716
Commercial	88,634,900	97,301,328
Consumer	30,104,974	35,325,845
Agricultural	2,790,207	3,873,712
Other	4,952,899	4,518,334

	748,271,779	729,101,387

Allowance for loan losses	(12,818,463)	(11,838,076)

	$735,453,316	717,263,311

There were no loans designated as held for sale at December 31, 2003 and 2002.

A summary of the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Balance at beginning of year	$11,838,076	9,312,384	7,297,833
Provision for loan losses	1,415,000	3,225,000	3,000,000
Charge-offs	(845,886)	(2,351,664)	(2,016,848)
Recoveries	411,273	1,652,356	1,031,399

Balance at end of year	$12,818,463	11,838,076	9,312,384

At December 31, 2003, the Company had $407,000 of impaired loans (all of which are on nonaccrual status) and $1,338,000 of accruing loans ninety days or more past due. At December 31, 2002, the Company had $724,000 of impaired loans (all of which were on nonaccrual status) and $424,000 of accruing loans ninety days or more past due. The interest that was earned on nonaccrual loans in 2003 was $14,000. The interest that would have been earned on these loans had they been performing was $20,000. The interest that was earned on nonaccrual loans in 2002 was $41,000. The interest that would have been earned on these loans had they been performing was $45,000. As of December 31, 2003 and 2002, the balance of other real estate acquired through foreclosure was $159,000 and $220,000, respectively.

(5)	Premises and Equipment

Premises and equipment at December 31, 2003 and 2002 are as follows:

	2003	2002
Land	$12,697,751	10,817,698
Building and improvements	31,997,395	30,718,727
Furniture and equipment	11,463,796	11,017,374

	56,158,942	52,553,799

Less accumulated depreciation	(19,168,227)	(17,963,461)

Premises and equipment, net	$36,990,715	34,590,338

The Company leases certain premises and equipment under various lease agreements that provide for payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. However, certain leases require increased rentals under cost of living escalation clauses. Certain of the leases also provide purchase options.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2003:

Year ending December 31,
2004	$447,624
2005	399,225
2006	388,037
2007	293,697
2008	217,755
Thereafter	692,229

Total minimum payments	2,438,567

Total rent expense for all operating leases amounted to $396,393 in 2003, $359,678 in 2002 and $502,299 in 2001.

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

In April 2001, the Company analyzed the results of operations for two branches through the first three months taking into consideration recent economic conditions and the performance of these branches during the first quarter. The Company concluded that the carrying value of these branches was impaired and therefore recorded an impairment loss of $304,000 to reduce the carrying value of these branches to fair value. The fixed assets consisted primarily of leasehold improvements, which were deemed to have very minimal fair value. This impairment charge was recognized in the first quarter and the branches were considered assets to be held and used. In late April 2001, the Company approved the closing of the two branches in the second and third quarters of 2001. The Company recorded an additional charge of $173,000 in the second quarter, which is primarily related to the remaining lease payments and costs to close these branches.

(6)	Goodwill and Intangibles

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of December 31, 2003 and 2002 and the carrying amount of unamortized intangible assets as of December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$7,746	$2,852	$4,626	$2,319

Unamortized intangible assets:
Goodwill	$19,112	—	$14,696	—
Pension Intangible	29	—	—	—

Total	$19,141	$—	$14,696	$—

The scheduled amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter is as follows:

(Dollars in thousands)	Scheduled Amortization Expense
2004	$732
2005	689
2006	653
2007	623
2008	579
2009 and after	1,618

Total	$4,894

The following table presents the proforma effect on net income and on basic net income per share excluding the amortization of goodwill for the year ended December 31, 2001, with reported amounts for the years ended December 31, 2003 and 2002, for comparison.

	For the years ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net income	$7,850	8,190	7,397
Add back: Goodwill amortization	—	—	743

Adjusted net income	$7,850	8,190	8,140

Net income per share:
As reported	$280.24	292.34	263.71
Goodwill amortization	—	—	26.49

Adjusted net income per share	$280.24	292.34	290.20

(7)	Deposits

At December 31, 2003 and 2002, time deposits of $100,000 or more amounted to approximately $111,365,000 and $97,956,000, respectively. For the years ended December 31, 2003, 2002, and 2001, interest expense on time deposits of $100,000 or more amounted to approximately $3,092,000, $3,521,000, and $3,951,000, respectively.

Time deposit accounts as of December 31, 2003, mature in the following years and approximate amounts: 2004 – $319,499,000; 2005 – $60,565,000; 2006 – $20,660,000, and thereafter $36,189,000.

(8)	Short-Term Borrowings

Short-term borrowings at December 31, 2003 and 2002 consist of the following:

	2003	2002
Securities sold under agreements to repurchase	$26,210,000	18,979,000
Treasury tax and loan deposits	797,204	3,612,378

	$27,007,204	22,591,378

The Bank had investment securities with an amortized cost of $5,006,131 were pledged to secure treasury tax and loan deposits at December 31, 2003.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2003	2002
Average rate during year	0.80%	1.11%
Average balance during year	$24,197,400	19,626,438
Maximum month-end balance during year	26,210,000	23,342,000

These borrowings have maturities of less than 90 days. Securities sold under agreements to repurchase represent transactions whereby the Bank sells investment securities to certain of its commercial customers on an overnight basis and repurchases such securities the next day. At December 31, 2003, $32,453,465 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

(9)	Long-Term Borrowings

The $23,000,000 of long-term obligations at December 31, 2002 consisted trust preferred capital securities of a formerly consolidated finance subsidiary, FidBank Capital Trust I, which were issued during 1999. The proceeds from the issuance of the trust preferred securities were invested in junior subordinated debentures issued by the Company, and that investment became the sole asset of the trust. On December 31, 2003, the Company adopted the provisions of FIN 46R for financial accounting purposes; and as discussed in Note 1(o), the issuing trust was deconsolidated within the Company’s consolidated financial statements and the amount of junior subordinated debentures between the Company and the trust were classified as long-term obligations, resulting in an increase thereof of $711,350, or total long-term obligations of $23,711,350. These long-term obligations, which qualify as Tier 1 Capital for the regulatory capital adequacy requirements of the Company, bear interest at 8.50% and mature in 2029. The Company may redeem the long-term obligations in whole or in part on or after June 30, 2004. However, except for accounting treatment, the relationship between the Company and FidBank Capital Trust I has not changed. FidBank Capital Trust I continues to be a wholly-owned finance subsidiary of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

The Company does not have any obligations under capital leases as of December 31, 2003 and 2002.

(10)	Income Taxes

The components of income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Current:
Federal	$3,578,199	4,659,433	4,821,406
State	797,985	882,998	610,598

	4,376,184	5,542,431	5,432,004

Deferred:
Federal	410,707	(634,065)	(956,777)
State	48,655	(139,779)	(196,949)

	459,362	(773,844)	(1,153,726)

	$4,835,546	4,768,587	4,278,278

The reconciliation of expected income tax expense at the statutory federal rate with income tax expense for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Expected income tax expense at statutory rate (35%)	$4,439,835	4,535,341	4,086,234
Increase (decrease) in income tax expense resulting from:
State taxes, net	550,316	483,092	268,872
Tax exempt income	(68,504)	(63,367)	(73,861)
Other, net	(86,101)	(186,479)	(2,967)

	$4,835,546	4,768,587	4,278,278

The deferred tax components at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$5,061,370	4,674,264
Deferred compensation	401,970	401,970
Depreciation	360,807	391,613
Pension costs	23,860	394,460
Additional minimum pension liability	9,664	—
Other	211,805	148,121

Total gross deferred tax assets	6,069,476	6,010,428

Valuation allowance	(23,137)	(15,774)

Total deferred tax assets, net of valuation allowance	6,046,339	5,994,654

Deferred tax liabilities:
Bond accretion	(118,526)	(80,312)
Amortization of intangibles	(946,565)	(483,396)
Unrealized gains on available for sale securities	(4,256,198)	(3,177,499)

Total gross deferred tax liabilities	(5,321,289)	(3,741,207)

Net deferred tax asset	$725,050	2,253,447

A portion of the change in the deferred tax assets relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of approximately $1,078,699 as of December 31, 2003 has been recorded directly to shareholders’ equity. A valuation allowance for deferred tax assets of $23,137, $15,774, and $8,018 was required as of December 31, 2003, 2002 and 2001, respectively. Management has recorded this valuation allowance to reduce the deferred tax assets to the level for which it has determined that they are more likely than not to be realized.

(11)	Employee Benefit Plans

Capital Accumulation Plan

The Company has a profit sharing 401(k) plan (the Plan) for all full time employees with at least one full month of service, which covers substantially all employees. Under the Plan, employees may contribute up to an annual maximum as determined under the Internal Revenue Code. The Company matches 100% of such contributions for the first 3% of the participant’s contributions and 50% of the next 3% after employees have at least one year of service. Further, the Company may make additional contributions on a discretionary basis. The Plan provides that employees’ as well as the Company’s contributions are 100% vested at all times. The Company incurred $409,986, $392,217, and $378,627, of expense related to the Plan for the years ended December 31, 2003, 2002, and 2001, respectively. The majority of the Plan’s assets are held by a related party as trustee. See note 16 for additional information.

Pension Plan

The Company has a noncontributory, defined benefit pension plan (Retirement Plan) which covers substantially all full-time employees. The Company’s funding policy is based on actuarially calculated amounts to fund normal pension cost and any unfunded accrued liability. The Retirement Plan utilizes the projected unit credit actuarial cost method.

The following table reconciles the beginning and ending balance of the Retirement Plan’s benefit obligation, as computed by the Company’s independent actuarial consultants as of December 31, 2003 and 2002:

	2003	2002
Net benefit obligation at beginning of year	$11,011,306	8,470,022
Service cost	516,517	470,937
Interest cost	693,761	648,241
Actuarial loss	217,598	1,270,456
Transfers from other banks related to branches acquired	370,789	493,366
Gross benefits paid	(435,457)	(341,716)

Net benefit obligation at end of year	$12,374,514	11,011,306

The accumulated benefit obligation for the pension plan at the end of 2003 and 2002 was $9,783,605 and $8,678,009, respectively.

The Company uses a measurement date of December 31 for its pension plan.

Weighted average assumptions used to determine benefit obligations, end of year

	2003	2002
Discount rate	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%

The following table reconciles the beginning and ending balances of the Retirement Plan’s assets as of December 31, 2003 and 2002:

	2003	2002
Fair value of plan assets at beginning of year	$7,625,733	7,923,607
Actual gain (loss) on plan assets	1,195,795	(523,473)
Employer contribution	56,316	—
Transfers from affiliated banks	460,859	567,315
Benefits paid	(435,457)	(341,716)

Fair value of plan assets at end of year	$8,903,246	7,625,733

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for the Company’s pension plan at the end of 2003 and 2002 and the target allocation for 2004, by asset category, follows.

	Target Allocation for	Percentage of Plan Assets at Year End
Asset Category	2004	2003	2002
Equity securities	50%	50%	49%
Debt securities	50	49	50
Other	—	1	1

Total	100%	100%	100%

The Company takes a conservative approach in allocating plan assets as long-term returns are the focus. Equity securities make up approximately 50% of the portfolio with 45% being in large cap equities and 5% being in mid cap equities. Debt securities make up the other 50% of the investment portfolio with 35% being invested in investment grade bonds with longer maturities of approximately 10 years. The remaining 14% is invested in intermediate grade bonds which typically have maturities of 5-7 years.

The following table presents information regarding the funded status of the Retirement Plan as of December 31, 2003 and 2002 reconciled to the amount on the statement of financial position:

	2003	2002
Fair value of plan assets	$8,903,246	7,625,733
Benefit obligation	12,374,514	11,011,306

Funded status	(3,471,268)	(3,385,573)
Amounts not yet recognized
Unrecognized net loss	1,890,649	2,357,772
Unrecognized prior service cost	20,190	28,788

Net amount recognized	$(1,560,429)	(999,013)

	2003	2002
Prepaid benefit cost	$—	—
Accrued benefit cost	(1,560,429)	(999,013)
Additional minimum liability	—	(53,263)
Intangible asset	—	28,788
Accumulated other comprehensive income	—	24,475

Net amount recognized	$(1,560,429)	(999,013)

At the end of 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2003	2002	2003	2002
Projected benefit obligation	12,374,514	11,011,306	12,374,514	11,011,306
Accumulated benefit obligation	9,783,605	8,679,009	9,783,605	8,679,009
Fair value of plan assets	8,903,246	7,625,733	8,903,246	7,625,733

Information about expected cash flows for the pension plan follows:

Pension Benefits
Employer Contributions
2004 (expected) to plan trust	1,500,000

The following table presents the components of net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Service cost	$516,517	470,937	357,145
Interest cost	693,761	648,241	560,778
Expected return on assets	(624,166)	(624,702)	(607,564)
Amortization of:
Transition asset	—	(36,799)	(55,173)
Prior service cost	8,598	9,560	9,560
Actuarial loss	23,022	430	—

Net periodic benefit cost	$617,732	467,667	264,746

Actuarial assumptions used to determine the Retirement Plan’s funded status were as follows:

	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Rate of increase in compensation levels	4.75%	4.75%	4.75%
Expected long-term rate of return on assets	8.00%	8.50%	8.50%

The expected rate of return on plan assets was determined using an average rate of return for the last eight years. The policy is to use a rolling ten year average rate of return and as data becomes available it will be used for this calculation.

The majority of the Retirement Plan’s assets are held by a related party who serves as trustee. See note 16 for additional information.

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements

The Company has in place Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreements (the Agreements) covering two of its executive officers. The Agreements provide for certain benefits to be paid to the executive officers upon either their retirement (as defined in the Agreements) or their death. The Company’s accrual (included in other liabilities) for these future benefits was approximately $1,018,000 at both December 31, 2003 and 2002.

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

Under regulations of the Federal Reserve, banking affiliates are required to maintain certain average reserve balances which include both cash on hand and deposits with the Federal Reserve. These deposits are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2003 and 2002 the Bank was required to maintain such balances at $19,924,000 and $16,541,000, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the Bank was considered to be “well capitalized” under FDIC standards. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios, as set forth in the tables below. There are no conditions or events since December 31, 2003 that management believes have changed the category of the Bank.

A cash dividend of $8.00 per share was declared by the Board of Directors on February 23, 2004 payable March 29, 2004, to holders of record as of March 1, 2004.

The actual capital amounts and ratios for the Company are presented in the table below (dollars in thousands):

	Amount	Rate	For capital adequacy purposes
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$108,787	13.89%	≥	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,112	12.02%	≥	4.00%
Tier 1 Capital (to Average Assets)	94,112	8.47%	≥	3.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$106,463	14.24%	≥	8.00%
Tier 1 Capital (to Risk Weighted Assets)	93,466	12.50%	≥	4.00%
Tier 1 Capital (to Average Assets)	93,466	9.45%	≥	3.00%

The actual capital amounts and ratios for the Bank are presented in the table below (dollars in thousands):

	Amount	Rate	For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$94,694	12.18%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	84,935	10.92%	≥	4.00%	≥	6.00%
Tier 1 Capital (to Average Assets)	84,935	7.72%	≥	3.00%	≥	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$94,939	12.78%	≥	8.00%	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	85,620	11.52%	≥	4.00%	≥	6.00%
Tier 1 Capital (to Average Assets)	85,620	8.74%	≥	3.00%	≥	5.00%

(13)	Commitments and Contingencies

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

As of December 31, 2003 and 2002, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2003	2002
Outstanding commitments to extend credit and lines of credit	$260,488,448	231,232,246
Standby letters of credit	$3,178,745	3,781,003

The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $3,178,745. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial.

The Company’s lending is concentrated primarily in central North Carolina and Virginia and the surrounding communities in which it operates. Credit has been extended to certain of the Company’s customers through multiple lending transactions; however, there is no concentration to any single customer or industry.

The Company and the Bank are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated operations, liquidity or financial position of the Company or the Bank.

(14)	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument’s values and should not be considered an indication of the fair value of the Company taken as a whole. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

Loans Receivable

For variable-rate loans that reprice frequently and with no significant credit risk, fair values are approximated by carrying values. The fair values of fixed rate loans are estimated by discounting the future cash flows using the current rates at which loans with similar terms would be made to borrowers with similar credit ratings and for the same remaining maturities. The Company has assigned no fair value to off-balance sheet financial instruments since they are short term in nature and subject to immediate repricing.

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year end, thus the book value approximates fair value. Fair value of certificates of deposit is estimated by discounting the future cash flows using the current rate offered for similar deposits with the same maturities.

Short-Term Borrowings

The carrying amounts of short-term borrowings approximate fair values due to the fact these borrowings mature within 90 days.

Long-Term Borrowings

The fair value of long-term borrowings is the fair value at the last trade date of the respective years.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest approximates fair value due to its short-term nature.

The following table presents information for financial assets and liabilities as of December 31, 2003 and 2002 (in thousands):

	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and due from banks and interest bearing deposits in other banks	$89,252	89,252	79,917	79,917
Overnight funds sold	64,000	64,000	50,800	50,800
Investment securities available for sale	14,165	14,165	11,513	11,513
Investment securities held to maturity	165,359	165,252	94,086	94,623
Federal Home Loan Bank of Atlanta stock	2,657	2,657	2,468	2,468
Accrued interest receivable	3,348	3,348	3,588	3,588
Loans, net	735,453	735,305	717,263	717,575

Financial liabilities:
Deposits	$979,488	984,183	869,333	875,546
Short-term borrowings	27,007	27,007	22,591	22,591
Long-term borrowings	23,711	24,304	23,000	23,230
Accrued interest payable	3,108	3,108	3,516	3,516

(15)	Parent Company Financial Data

The Company’s principal assets are its investments in the Bank. Condensed financial statements for the parent company as of December 31, 2003 and 2002 are as follows (in thousands):

CONDENSED BALANCE SHEETS

	2003	2002
Assets
Cash	$3,699	2,836
Investments	14,165	11,513
Investment in trust	986	—
Investment in subsidiary	108,942	103,547
Other assets	1,377	1,543

Total assets	$129,169	119,439

Liabilities and Shareholders’ Equity
Other liabilities	$275	214
Long-term borrowings	23,711	23,711
Deferred tax liability	4,257	3,178
Shareholders’ equity	100,926	92,336

Total liabilities and shareholders’ equity	$129,169	119,439

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001
Dividends from bank subsidiary	$2,875	2,875	3,875
Other dividends	159	149	138
Gain on exchange of marketable equity securities	—	—	458
(Loss) gain on marketable equity securities	(88)	(173)	28
Interest expense on long-term borrowings	(2,015)	(2,015)	(2,015)
Miscellaneous expenses	(173)	(172)	(160)
Income tax benefit	698	752	527

Income before equity in undistributed earnings of subsidiaries	1,456	1,416	2,851
Equity in undistributed earnings of subsidiaries	6,394	6,774	4,546

Net income	$7,850	8,190	7,397

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from operating activities:
Net income	$7,850	8,190	7,397
Equity in undistributed earnings of subsidiaries	(6,394)	(6,774)	(4,546)
Loss on sale of assets	—	77	—
Loss on impairment of assets	88	96	—
Increase in other liabilities	61	60	61
Decrease (increase) in other assets	163	(110)	290

Net cash provided by operating activities	1,768	1,539	3,202

Cash flows from investing activities:
Purchases of investments	(13)	(67)	(988)
Sales of investments	4	59	—

Net cash used by investing activities	(9)	(8)	(988)

Cash flows from financing activities:
Dividends paid	(896)	(896)	(898)
Purchase and retirement of common stock	—	(38)	(110)

Net cash used in financing activities	(896)	(934)	(1,008)

Net increase in cash and cash equivalents	863	597	1,206

Cash and cash equivalents at beginning of year	2,836	2,239	1,033

Cash and cash equivalents at end of year	$3,699	2,836	2,239

Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on available for sale securities, net of tax effects of $1,079, $32, and $679	$1,652	50	1,128

(16)	Related Parties

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

The following is a reconciliation of aggregate loans outstanding to executive officers, directors, and their immediate families for the years ended December 31, 2003 and 2002:

	2003	2002
Balance at beginning of year	$4,601,834	4,962,505
New loans	188,206	202,961
Principal repayments	(742,199)	(563,632)

Balance at end of year	$4,047,841	4,601,834

The Company has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the Corporation) and its subsidiary, First-Citizens Bank & Trust Co. The Corporation has two significant shareholders, who are also significant shareholders of the Company. At December 31, 2003, the first significant shareholder beneficially owned 11,155 shares, or 39.82%, of the Company’s outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of the Company’s outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2003, beneficially owned 2,525,780 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 654,044 shares, or 38.99%, and 203,519 shares, or 12.13%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company (FCB).

The Bank is party to a contract with First-Citizens Bank and Trust Company, (FCB) pursuant to which FCB provides to the Bank and the Company various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank’s pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2003 totaled approximately $4.4 million.

The following are fees paid by the Company to FCB:

	2003	2002	2001
Data and items processing	$3,524,000	3,232,000	3,042,000
Furniture and equipment	652,000	164,000	413,000
Forms and supplies	102,000	90,000	114,000
Trustee fees	60,000	60,000	72,000
Other	19,000	42,000	84,000

	$4,357,000	3,588,000	3,725,000

The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $50,013,839 and $38,454,633 at December 31, 2003 and 2002, respectively. The rate paid on overnight funds by the Corporation was 0.71% at December 31, 2003 and 0.99% at December 31, 2002.

The Company is related through common ownership with Southern Bank and Trust Co. (Southern) in that the aforementioned two significant shareholders of the Company and certain of their related parties are also significant shareholders of Southern. The Company has contracted with Southern to service on its behalf $2.8 million of the Company’s mortgage loans.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of BancShares’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that BancShares’ disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by BancShares in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in BancShares’ internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The following table lists BancShares’ current directors.

Name and age	Position(s) with us and the Bank	Year first elected (1)	Principal occupation and business experience for the past five years

F. Ray Allen (44)	Director	1992	President, Uwharrie Lumber Company, Troy, NC (hardwood lumber manufacturer)

Haywood A. Lane, Jr. (67)	Vice Chairman	1979	Executive officer of the Bank

D. Gary McRae (53)	Director	1999	President, and Chief Executive Officer, McRae Industries, Inc.(2) (manufacturer of bar code reading and related printing devices; manufacturer of military, western, and work boots; sale, lease, and servicing of office equipment)

Wallace H. Mitchell (76)	Director	1968	Retired; Partner, Mitchell Farms; former Secretary-Treasurer and General Manager, Mitchell Chevrolet Company, Fuquay-Varina, NC (automobile dealership)

Sam C. Riddle, Jr. (76)	Director	1979	Owner and former President, Riddle Equipment Company, Inc., Carthage, NC (farm equipment dealer)

David E. Royal (50)	Executive Vice President	2002	Executive officer of the Bank

Ernest W. Whitley, Jr. (56)	President	2002	Executive officer of the Bank

Billy T. Woodard (73)	Chairman and Chief Executive Officer	1970	Executive officer of the Bank

(1)	“Year first elected” indicates the year in which each individual became BancShares’ director or, if prior to our reorganization in 1987, a director of the Bank.
(2)	McRae Industries, Inc., is a public company headquartered in Mt. Gilead, NC.

Executive Officers. The following are BancShares’ current executive officers.

Billy T. Woodard (age 73) serves as BancShares Chief Executive Officer and Chairman of the Board of Directors (since 1979). He is also a Director of BancShares and the Bank (since 1970). He previously served as President of BancShares and the Bank (1977-1997).

Haywood A. Lane, Jr. (age 67) serves as BancShares Vice Chairman (since 2001) and is a Director of BancShares and the Bank (since 1979). He previously served as President of BancShares and the Bank (1997-2001).

Ernest W. Whitley, Jr. (age 56) serves as BancShares President (since 2001). He previously served as Executive Vice President (2001) and as a City Executive of the Bank (1987-2001).

David E. Royal (age 50) serves as BancShares Executive Vice President (since 2002). He previously served as a Regional Supervisor of the Bank (1990-2001).

Audit Committee Financial Expert. Rules recently adopted by the Securities and Exchange Commission (the SEC) require that BancShares disclose whether its Board of Directors has determined that its Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. BancShares currently does not have a director who the Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to the Audit Committee. However, the Board of Directors believes that the current Audit Committee members have a level of financial knowledge and experience that is sufficient for a bank the size of BancShares that, like BancShares, does not engage in a wide variety of business activities.

Code of Ethics. BancShares’ Board of Directors has adopted a Code of Ethics that applies to BancShares’ directors and to all BancShares’ executive officers, including without limitation its principal executive officer and principal financial officer. A copy of BancShares Code of Ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to BancShares’ Corporate Secretary at Fidelity BancShares, 100 South Main Street, Fuquay-Varina, North Carolina 27526.

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

SUMMARY COMPENSATION TABLE

Annual compensation

Name and principal position	Year	Salary (1)	Bonus	Other annual compensation (2)	All other compensation (3)
Billy T. Woodard Chairman and Chief Executive Officer	2003 2002 2001	$273,840 273,840 261,000	$-0- -0- -0-	$-0- -0- 2,400	$13,584 13,257 13,705
Haywood A. Lane, Jr. Vice Chairman	2003 2002 2001	$229,120 229,120 218,000	$-0- -0- -0-	$-0- -0- 2,400	$9,451 6,873 7,975
Ernest W. Whitley, Jr. President	2003 2002 2001	$220,530 221,084 161,619	$-0- -0- 25,000	$-0- -0- -0-	$16,424 16,464 15,267
David E. Royal Executive Vice President	2003 2002 2001	$194,625 194,578 155,154	$-0- -0- 25,000	$-0- -0- -0-	$13,742 14,431 13,115

(1)	The amounts shown include amounts of salary deferred at the election of each officer pursuant to the Bank’s Section 401(k) salary deferral plan. In the case of Messrs. Whitley and Royal, the amounts shown also include additional compensation paid to them as reimbursement for the portion of the premiums paid by them on life insurance policies being maintained to fund supplemental retirement plans established for them by the Bank.
(2)	Consists entirely of directors’ fees received by each named officer. Those fees are no longer paid to directors who are also employees
(3)	The amounts shown for Messrs. Woodard, Lane, Whitley, and Royal for 2003 consist of $10,181, $9,451, $8,250, and $7,631, respectively, in contributions made by the Bank on behalf of each named officer to the Bank’s section 401(k) salary deferral plan. Mr. Woodard’s 2003 amount also includes $3,043 in premiums paid by the Bank for term life insurance coverage for him. The 2003 totals for Messrs. Whitley and Royal also include $8,174 and $6,111, respectively, representing the portion of annual premiums paid by the Bank for life insurance policies being maintained to fund supplemental retirement plans established for them by the Bank.

Pension Plan

The following table shows, for various numbers of years of service and levels of compensation, the estimated annual benefits payable to a participant at normal retirement age under the Bank’s qualified defined benefit pension plan (the Pension Plan) based on federal tax laws currently in effect.

	Years of Service
Final Average Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$100,000	$15,492	$23,237	$30,983	$38,729	$46,475	$54,220	$60,220
125,000	20,117	30,175	40,233	50,291	60,350	70,408	77,908
150,000	24,742	37,112	49,483	61,854	74,225	86,595	95,595
175,000	29,367	44,050	58,733	73,416	88,100	102,783	113,283
200,000	30,292	45,437	60,583	75,729	90,875	106,020	116,820
225,000	30,292	45,437	60,583	75,729	90,875	106,020	116,820
250,000	30,292	45,437	60,583	75,729	90,875	106,020	116,820
300,000	30,292	45,437	60,583	75,729	90,875	106,020	116,820

Benefits shown in the table are computed as straight life annuities beginning at age 65 and are not subject to a deduction for Social Security benefits or any other offset amounts. Those benefits will be actuarially increased or decreased if benefit payments begin after or before age 65. A participant’s annual compensation covered by the Pension Plan includes base salary, bonuses, overtime pay (including amounts deferred pursuant to the Bank’s Section 401(k) salary deferral plan), and a participant’s benefits are based on his or her “final average compensation,” which is the participant’s highest average covered compensation for five consecutive years during his or her last ten complete calendar years as a Pension Plan participant. However, under current tax laws, $205,000 is the maximum amount of annual compensation for 2004 that can be included for purposes of calculating a participant’s final average compensation, and the maximum annual benefit that may be paid to a retiring participant is $165,000. In the case of participants who begin receiving benefits before or after that age, the maximum benefit amount is actuarially adjusted. The maximum years of credited service which may be counted in calculating benefits under the Pension Plan is 40 years.

The estimated years of service and the estimated final average compensation as of January 1, 2003, for each of the named executive officers in the Summary Compensation Table above were as follows: Billy T. Woodard—40 years and $180,000; and Haywood A. Lane, Jr. - 40 years and $180,000; Ernest W. Whitley, Jr. – 34 years and $176,500; and David E. Royal – 29 years and $173,500. Mr. Woodard remains actively employed by the Bank. However, the terms of the Pension Plan permit actively employed participants to begin receiving benefits after they reach age 70 ½, and Mr. Woodard began receiving distributions during 2002.

Post-Retirement Consultation Agreements; Supplemental Retirement Benefits

The Bank is party to agreements with Billy T. Woodard and Haywood A. Lane, Jr. under which the Bank has agreed to make monthly payments to the officers for a period of ten years following their retirement from full-time employment with the Bank. In return for those payments, each officer has agreed to provide limited consulting services to, and not to “compete” (as defined in the agreements) against, the Bank during the payment period. If one of them dies prior to retirement, or during the payment period following retirement, the payments under this agreement will be paid to the officer’s designated beneficiary or estate. The amounts of the monthly payments provided for in the agreements currently in effect are $8,738 for Mr. Woodard and $7,125 for Mr. Lane.

As a supplement to their benefits under the Bank’s Pension Plan, Ernest W. Whitley, Jr. and David E. Royal will receive monthly payments following their retirements from the cash values of life insurance policies which currently are maintained and jointly owned by them and the Bank. The officers and the Bank each pay a portion of the premiums on the policies, but the Bank increases the officers’ cash compensation each year by an amount sufficient to reimburse them for the portion of the premiums paid by them and for their income tax liability resulting from that reimbursement. Beginning in 2004, the Bank will transfer a portion of its interest in each policy to the insured officer each year (to be determined generally based on the officer’s estimated years to retirement) until each officer owns his policy in full upon his retirement. The amounts of their monthly payments following retirement will vary depending on the amounts of the accumulated cash values of their respective policies at the time they retire and the numbers of years for which they choose to receive payments, so those amounts currently are not known. In the event either of the officers dies prior to his retirement, portions of the death benefits under his policy will be paid to his beneficiary or estate and to the Bank based on the officer’s and the Bank’s respective interests in the policy. Following retirement, the policies will be owned in full by the officers and all death benefits under the policies will be payable to the officers’ beneficiaries or estates.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

As of March 15, 2004, persons known to BancShares to own beneficially or of record more than 5% of BancShares’ voting securities were as follows:

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percentage of class
Frank B. Holding, Sr.	11,155	(2)	39.82%
Smithfield, North Carolina

Lewis R. Holding	1,696	(3)	6.05%
Lyford Cay, Bahamas

North State Trustees (4)	9,847	(4)	35.15%
Charlotte, North Carolina

(1)	Except as otherwise noted, to the best of our knowledge each named individual exercises sole voting and investment power with respect to all shares.
(2)	Includes 3,988 shares held by Mr. F. Holding’s adult children and with respect to which shares he disclaims beneficial ownership.
(3)	Includes an aggregate of 1,696 shares held by or in trust for Mr. L. Holding’s adult daughter and with respect to which shares he disclaims beneficial ownership. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by North State Trustees.
(4)	Consists of shares held by three irrevocable grantor trusts (the 1976 Trust, the 1979 Trust, and the 1990 Trust) with respect to which Carmen Holding Ames currently is the sole beneficiary. Ms. Ames has sole power to direct the voting, and shared power (with the six trustees) to direct the disposition, of 345 shares held by the 1976 Trust and the 1,300 shares held by the 1979 Trust. The written agreement pertaining to the 1990 Trust provides that, in connection with their voting of 8,202 shares held by the trust, the trustees will consult with the then current beneficiaries who are at least 40 years of age, but that the trustees will not be bound by the voting preference of any such beneficiary. Of the listed shares, an aggregate of 1,645 shares also are shown as beneficially owned by Mr. L. Holding.

Management Ownership.

The beneficial ownership of BancShares’ voting securities as of March 15, 2004, by its current directors individually, and by all current directors and executive officers as a group, was as follows:

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percentage of class
F. Ray Allen	102.36%
Haywood A. Lane, Jr.	128.46%
D. Gary McRae	10.04%
Wallace H. Mitchell	114.41%
Sam C. Riddle, Jr.	87.31%
David E. Royal	42.15%
Ernest W. Whitley, Jr.	74.26%
Billy T. Woodard	503	1.80%
All current directors and executive officers as a group (8 persons)	1,060	3.78%

(1)	Except as otherwise noted, to our best knowledge the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares. Named individuals may be considered to exercise shared voting and investment power with respect to certain of the listed shares that are held by or jointly with family members, or in the case of one individual, that are held by the corporation that he controls, as follows: Mr. Allen – 80 shares; Mr. Riddle – 22 shares; and Mr. Woodard – 264 shares.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of our and the Bank’s the directors, executive officers and principal shareholders and their associates. Loans included in those transactions during 2003 were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features. See Note 4 of notes to consolidated financial statements included in Item 8.

The Bank is party to a contract with First-Citizens Bank and Trust Company, (FCB) pursuant to which FCB provides to the Bank and BancShares various data and item processing services, securities portfolio management services, management consulting services and trustee services for the Bank’s pension plan and Section 401(k) plan. The Bank also purchases business forms, equipment and supplies, together with certain other services, through FCB. Aggregate fees paid by the Bank to FCB for all such services during 2003 totaled approximately $4.4 million. The following are fees paid by BancShares to FCB:

	2003	2002	2001
Data and items processing	$3,524,000	3,232,000	3,042,000
Furniture and equipment	652,000	164,000	413,000
Forms and supplies	102,000	90,000	114,000
Trustee fees	60,000	60,000	72,000
Other	19,000	42,000	84,000

	$4,357,000	3,588,000	3,725,000

The Bank’s relationship with FCB under the agreement will continue during 2004. Frank B. Holding and Lewis R. Holding, principal shareholders of BancShares, are directors, executive officers and principal shareholders of First Citizens BancShares, Inc., the bank holding company for FCB.

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

During 2003, The Bank purchased the assets (including premises and loans) of four branch offices from FCB. The total amount of assets transferred was approximately $33,426,000. In connection with the transaction the Bank assumed approximately $113,459,000 in deposit liabilities associated with the branch offices, and it paid a deposit premium to FCB of approximately $7,514,000.

The Company also has a correspondent relationship with FCB. Correspondent account balances with FCB included in cash and due from banks and federal funds sold totaled $50,013,839 and $38,454,633 at December 31, 2003 and 2002, respectively. The rate paid on overnight funds by the Corporation was 0.71% at December 31, 2003 and 0.99% at December 31, 2002.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

As our independent accountants for 2002 and 2003, KPMG LLP provided various audit and other services for which we and the Bank were billed for fees as further described below. Except as described below, under its current procedures the Audit Committee specifically pre-approves all audit services and other services provided by our accountants. Since it is difficult to determine in advance what tax advice we will need during the year, the Committee has authorized management to obtain that advice from our accountants from time to time during the year up to a specified aggregate amount of fees. Requests for advice in addition to that amount would require further Committee approval. Our Audit Committee has considered whether KPMG LLP’s provision of non-audit services is compatible with maintaining its independence. The Committee believes that those services do not affect KPMG LLP’s independence

Audit Fees. For 2002 and 2003, KPMG LLP audited our consolidated financial statements included in our Annual Reports on Form 10-K, and it reviewed the condensed interim consolidated financial statements included in our Quarterly Reports on Form 10-Q. The aggregate amounts of fees billed to us for those services were $83,000 in 2003 and $79,800 in 2002.

Audit Related Fees. During 2002 and 2003, we paid KPMG LLP $11,000 and $11,500 respectively, for audits of our employee benefit plans.

Tax Fees. During 2002 and 2003, we paid KPMG LLP $19,960 and $13,475, respectively, for tax compliance services and tax advice.

All Other Fees. During 2002 and 2003, KPMG LLP provided no other services other than those listed above.

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

(b) Reports on Form 8-K. During the fourth quarter of 2003 BancShares filed no Form 8-K Current Reports.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.

Dated: March 22, 2004	By:	/s/ Mary W. Willis
Mary W. Willis
Chief Financial Officer and Treasurer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Billy T. Woodard Billy T. Woodard	Chairman and Chief Executive Officer (principal executive officer)	March 22, 2004

/s/ Mary W. Willis Mary W. Willis	Chief Financial Officer and Treasurer (principal financial and accounting Officer)	March 22, 2004

/s/ Haywood A. Lane, Jr. Haywood A. Lane, Jr.	Vice Chairman and Director	March 22, 2004

/s/ Ernest W. Whitley Ernest W. Whitley	President and Director	March 22, 2004

/s/ David E. Royal David E. Royal	Executive Vice President and Director	March 22, 2004

/s/ F. Ray Allen F. Ray Allen	Director	March 22, 2004

/s/ D. Gary McRae D. Gary McRae	Director	March 22, 2004

/s/ Wallace H. Mitchell Wallace H. Mitchell	Director	March 22, 2004

/s/ Sam C. Riddle, Jr. Sam C. Riddle, Jr.	Director	March 22, 2004

EXHIBIT INDEX

3.1	BancShares’ Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

3.2	BancShares’ By-laws (incorporated herein by reference to Exhibit 3.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.1	Initial Trust Agreement of FIDBANK Capital Trust I, as amended (incorporated herein by reference to Exhibit 4.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.2	Certificate of Trust of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

4.3	Form of Amended and Restated Trust Agreement of FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.3 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.4	Form of Capital Security Certificate for FIDBANK Capital Trust I (incorporated herein by reference to Exhibit 4.4 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.5	Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.5 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.6	Form of Junior Subordinated Indenture between BancShares and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.6 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

4.7	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.7 of BancShares’ Amendment No. 3 to Registration Statement No. 333-62225 filed with the SEC on May 25, 1999)

*10.1	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.2	First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.2 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.3	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.3 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.4	First Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.4 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

*10.5	Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Billy T. Woodard and The Fidelity Bank (incorporated by reference to Exhibit 10.5 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

*10.6	Second Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement between Haywood A. Lane, Jr., and The Fidelity Bank (incorporated by reference to Exhibit 10.6 of BancShares’ Amendment No. 2 to Registration Statement No. 333-62225 filed with the SEC on April 23, 1999)

21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 of BancShares’ Registration Statement No. 333-62225 filed with the SEC on August 26, 1998)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory contract or arrangement.