Form 10-Q
period 2004-03-31
FIDELITY BANCSHARES NC INC /DE/
filed 2004-05-07
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(Number of shares outstanding, by class, as of May 7, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Assets
Cash and due from banks	40,387,243	51,065,293	42,404,579
Interest bearing deposits in other banks	34,244,214	38,187,190	35,949,275
Overnight funds sold	60,600,000	64,000,000	44,000,000

Total cash and cash equivalents	135,231,457	153,252,483	122,353,854

Investment securities:
Held to maturity (estimated fair value of $170,453,241, $165,252,132, and $120,168,201, respectively)	170,086,969	165,359,375	119,845,472
Available for sale (cost of $3,398,531, $3,390,010, and $3,405,228 respectively)	14,438,384	14,165,194	11,610,313

Total investment securities	184,525,353	179,524,569	131,455,785

Loans	760,593,796	748,271,779	718,957,053
Allowance for loan losses	(12,784,657)	(12,818,463)	(11,911,051)

Loans, net	747,809,139	735,453,316	707,046,002

Federal Home Loan Bank of Atlanta stock, at cost	2,604,800	2,656,700	2,656,700
Premises and equipment, net	36,512,059	36,990,715	34,286,720
Accrued interest receivable	3,530,734	3,348,175	2,887,420
Intangible assets	23,817,220	24,035,220	16,925,782
Other assets	5,694,094	3,488,008	2,944,047

Total assets	$1,139,724,856	$1,138,749,186	$1,020,556,310

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	194,189,208	184,655,766	163,266,781
Savings and interest-bearing deposits	354,571,022	357,918,683	317,192,960
Time deposits	435,190,236	436,913,294	393,237,582

Total deposits	983,950,466	979,487,743	873,697,323
Short-term borrowings	22,386,611	27,007,204	22,671,696
Long-term borrowings	23,711,350	23,711,350	23,000,000
Accrued interest payable	3,114,308	3,107,811	3,027,174
Other liabilities	3,802,070	4,508,720	3,908,860

Total liabilities	1,036,964,805	1,037,822,828	926,305,053

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011 shares issued and outstanding)	700,275	700,275	700,275
Surplus	6,163,380	6,163,380	6,163,380
Accumulated other comprehensive income	6,679,111	6,504,176	4,949,265
Retained earnings	89,217,285	87,558,527	82,438,337

Total shareholders’ equity	102,760,051	100,926,358	94,251,257

Total liabilities and shareholders’ equity	$1,139,724,856	$1,138,749,186	$1,020,556,310

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	11,465,744	11,894,936
Interest and dividends on investment securities:
Taxable interest income	827,229	658,075
Tax-exempt interest income	843	—
Dividend income	65,820	68,443
Interest on overnight funds sold	80,106	106,710

Total interest income	12,439,742	12,728,164

Interest expense:
Deposits	2,564,166	3,365,550
Short-term borrowings	46,963	62,713
Long-term borrowings	503,866	488,750

Total interest expense	3,114,995	3,917,013

Net interest income	9,324,747	8,811,151
Provision for loan losses	132,000	200,000

Net interest income after provision for loan losses	9,192,747	8,611,151

Noninterest income:
Service charges on deposit accounts	1,554,894	1,589,544
Other service charges and fees	885,711	918,659
Other income	33,710	106,878
Loss on marketable equity securities	—	(65,488)

Total noninterest income	2,474,315	2,549,593

Noninterest expense:
Salaries and employee benefits	4,969,811	4,611,001
Occupancy and equipment	1,340,177	1,228,978
Data processing	1,026,634	858,928
Amortization of intangibles	189,181	77,048
Other expense	1,138,323	1,177,435

Total noninterest expense	8,664,126	7,953,390

Net income before income taxes	3,002,936	3,207,354
Income tax expense	1,120,090	1,150,111

Net income	$1,882,846	2,057,243

Per share information:
Net income	$67.22	73.44
Cash dividends declared	$8.00	8.00
Weighted average shares outstanding	28,011	28,011

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Surplus	Accumulated other comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity
	Shares	Amount
Balance December 31, 2002	28,011	$700,275	$6,163,380	$4,866,801	$80,605,182		$92,335,638

Net income	—	—	—	—	2,057,243	$2,057,243	2,057,243
Cash dividends ($8.00 per share)	—	—	—	—	(224,088)		(224,088)
Unrealized gain on securities available for sale, net of deferred taxes of $63,510	—	—	—	97,275	—	97,275	97,275
Additional pension charge related to unfunded pension liability, net of deferred taxes of $9,664	—	—	—	(14,811)	—	(14,811)	(14,811)

Comprehensive income						$2,139,707

Balance March 31, 2003	28,011	700,275	6,163,380	4,949,265	82,438,337		94,251,257

Balance December 31, 2003	28,011	$700,275	$6,163,380	$6,504,176	$87,558,527		$100,926,358

Net income	—	—	—	—	1,882,846	$1,882,846	1,882,846
Cash dividends ($8.00 per share)	—	—	—	—	(224,088)		(224,088)
Unrealized gain on securities available for sale, net of deferred taxes of $104,544	—	—	—	160,124	—	160,124	160,124
Change in unfunded pension liability, net of deferred taxes of $9,664	—	—	—	14,811	—	14,811	14,811

Comprehensive income						$2,057,781

Balance March 31, 2004	28,011	$700,275	$6,163,380	$6,679,111	$89,217,285		$102,760,051

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,882,846	2,057,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799,668	643,553
Net accretion of premiums and discounts	(210,653)	(154,219)
Loss on disposition or abandonment of premises and equipment	10,542	1,485
Provision for loan losses	132,000	200,000
Impairment loss on marketable equity securities	—	65,488
Gain on sales of other real estate	(3,664)	(57,324)
(Increase) decrease in accrued interest receivable	(182,559)	700,948
(Increase) decrease in other assets, net	(2,296,793)	70,824
Increase (decrease) in other liabilities, net	(767,595)	376,647
Increase (decrease) in accrued interest payable	6,497	(488,367)

Net cash (used) provided by operating activities	(629,711)	3,416,278

Cash flows from investing activities:
Purchase of securities held to maturity	(79,706,965)	(99,605,666)
Purchase of securities available for sale	(45,692)	(3,166)
Proceeds from maturities and issuer calls of securities held to maturity	75,000,056	74,000,063
Proceeds from sale of securities available for sale	37,170	759
Proceeds from sales of other real estate owned and repossessed assets	201,901	219,000
Redemption (purchase) of FHLB of Atlanta stock	51,900	(189,100)
Net (increase) decrease in loans	(12,623,132)	9,842,309
Purchases of premises and equipment	(158,272)	(264,371)
Proceeds from sales of premises and equipment	7,400	—

Net cash used by investing activities	(17,235,634)	(16,000,172)

Cash flows from financing activities:
Net increase in deposits	4,689,000	4,364,799
Net increase (decrease) in short-term borrowings	(4,620,593)	80,318
Cash dividends paid	(224,088)	(224,088)

Net cash provided by (used in) financing activities	(155,681)	4,221,029

Net decrease in cash and cash equivalents	(18,021,026)	(8,362,865)
Cash and cash equivalents at beginning of period	153,252,483	130,716,719

Cash and cash equivalents at end of period	$135,231,457	122,353,854

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,108,498	4,405,380

Cash paid (refunded) during the period for income taxes	$(67,649)	465,047

Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on available for sale securities, net of deferred tax effects of $104,544 and $63,510, respectively	$160,124	97,275

Transfer of foreclosed loans to other real estate and repossessed assets	$107,500	175,000

See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

Fidelity BancShares (N.C.), Inc. (BancShares) is the holding company for The Fidelity Bank (the Bank), which operates 66 branches in North Carolina and Virginia. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

During 1999, BancShares formed FIDBANK Capital Trust I as a Delaware business trust (the trust) as a wholly-owned finance subsidiary. The trust sold $23,000,000 in preferred trust securities to the public and used the proceeds, together with the proceeds from the trust’s sale of all its common securities to BancShares, to purchase an aggregate of $23,711,350 in junior subordinated debentures issued by BancShares. The debentures call for interest payable quarterly at a rate of 8.50% per annum, with principal payable in full during 2029, and may be redeemed by BancShares in whole or in part on or after June 30, 2004. BancShares owns all of the trust’s common securities. Subject to certain limitations, BancShares has fully and unconditionally guaranteed the trust’s obligations under its preferred trust securities. Since its organization, BancShares has treated the trust as a consolidated subsidiary for financial statement purposes, and the trust’s assets and liabilities have been included in BancShares’ consolidated financial statements. However, as a result of the application of Financial Accounting Standards Board Interpretation No. 46, as revised (FIN 46R), as of December 31, 2003, BancShares has deconsolidated the trust. Additional information regarding FIN 46R and the effect of the deconsolidation of the trust is contained in Note 2 to BancShares’ consolidated financial statements.

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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.’s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2004. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions”, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This standard removes certain acquisitions of financial institutions from the scope of Statement of Financial Accounting Standards No. 72 (Statement 72). This statement requires financial institutions to reclassify goodwill, which was created from a qualified business acquisition, from Statement 72 goodwill to goodwill subject to the provisions of Statement 142. The reclassified goodwill will no longer be amortized but will be subject to an annual impairment test, pursuant to Statement 142. Statement 147 required BancShares to retroactively restate its previously issued 2002 interim financial statements, to reverse Statement 72 goodwill amortization expense recorded in the first three quarters of the 2002 fiscal year, the year in which BancShares adopted Statement 142. BancShares adopted Statement 147 on October 1, 2002. BancShares had $14.0 million of Statement 72 goodwill which was reclassified and will no longer be amortized. This resulted in the reversal of $854,000 ($538,000 or $19.20 per share, after-tax) of amortization expense for the nine months ended September 30, 2002. In accordance with Statement 147, BancShares performed an impairment test of this goodwill in the fourth quarter of 2002 and began performing an annual impairment analysis in the fourth quarter of 2003. As a result of this testing, no impairment charges were recorded. BancShares will perform an annual impairment test of the goodwill in 2004 and thereafter.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2004 and December 31, 2003 and the carrying amount of unamortized intangible assets as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$7,746	$3,041	$7,746	$2,852

Unamortized intangible assets:
Goodwill	$19,112	—	$19,112	—
Pension Intangible	—	—	29	—

Total	$19,112	$—	$19,141	$—

The scheduled amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter is as follows:

(Dollars in thousands)	Scheduled Amortization Expense
2004	$732
2005	689
2006	653
2007	623
2008	579
2009 and after	1,618

Total	$4,894

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. BancShares adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect BancShares financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002 with early application encouraged. BancShares was not impacted by this Statement, as BancShares has no stock-based compensation plans.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. BancShares issues standby letters of credit whereby BancShares guarantees performance if a specified triggering event or condition occurs. The guarantees generally mature within one year and may be automatically renewed depending on the terms of the guarantee and the credit-worthiness of the customer. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 is $2,903,000. At March 31, 2004, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

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

BancShares adopted FIN 46R on December 31, 2003. In connection with the adoption, we have deconsolidated the trust associated with our trust preferred securities. Prior to deconsolidation the trust preferred securities were classified as long-term obligations in BancShares’ consolidated financial statements. Following deconsolidation, junior subordinated debentures between BancShares and the former trust subsidiary are classified as long-term obligations amounting to $23,711,350.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. BancShares’ disclosures in note 9 incorporate the requirements of Statement 132 (revised).

Note 3. Net Income Per Share

Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. For all periods presented, BancShares had no potential dilutive common stock.

Note 4. Allowance for Loan Losses

A summary of the allowance for loan losses follows:

	(Unaudited)
	Three months ended March 31,
	2004	2003
Balance at beginning of year	$12,818,463	$11,838,076
Provision for loan losses	132,000	200,000
Loans charged off	(226,233)	(210,707)
Loan recoveries	60,427	83,682

Balance at end of the period	$12,784,657	$11,911,051

At March 31, 2004 the Bank had $1,089,000 of nonperforming assets which included $1,021,000 of impaired loans, which comprise all of the Company’s nonaccrual loans, and $68,000 of other real estate and repossessed assets. At December 31, 2003, the Bank had $566,000 of nonperforming assets which included $407,000 of impaired loans, which comprise all of the Company’s nonaccrual loans, and $159,000 of other real estate owned. At March 31, 2004, and December 31, 2003 the Bank had $1,393,000 and $1,338,000, respectively, of accruing loans 90 days or more past due.

Note 5. Long Term Borrowings

The $23,000,000 of long-term obligations at March 31, 2003 consisted of trust preferred capital securities of a formerly consolidated finance subsidiary, FidBank Capital Trust I, which were issued during 1999. The proceeds from the issuance of the trust preferred securities were invested in junior subordinated debentures issued by BancShares, and that investment became the sole asset of the trust. On December 31, 2003, BancShares adopted the provisions of FIN 46R for financial accounting purposes; and as discussed in Note 2, the issuing trust was deconsolidated within the BancShares’ consolidated financial statements and the amount of junior subordinated debentures between BancShares and the trust were classified as long-term obligations, resulting in an increase thereof of $711,350, or total long-term obligations of $23,711,350, which has not changed as of March 31, 2004. These long-term obligations, which qualify as Tier 1 Capital for the regulatory capital adequacy requirements of BancShares, bear interest at 8.50% and mature in 2029. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2004. However, except for accounting treatment, the relationship between BancShares and FidBank Capital Trust I has not changed. FidBank Capital Trust I continues to be a wholly-owned finance subsidiary of BancShares, and the full and unconditional guarantee of BancShares for the repayment of the trust preferred securities remains in effect.

Note 6. Branch Acquisitions

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company (FCB), a related party (see Note 8 to the consolidated financial statements). This acquisition was accounted for as a purchase, and, therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively. The total purchase price was $7.5 million. Of this, $3.1 million was determined to be a core deposit intangible asset and $4.4 million was determined to be goodwill. This acquisition has been accounted for using the purchase method of accounting for business combinations with the assets and liabilities recorded based on estimates of fair values as of June 20, 2003. The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the four FCB branches as of June 20, 2003, and the related fair value adjustments recorded by BancShares to reflect the acquisition.

(Dollars in thousands)	As Recorded by FCB	Fair Value Adjustments		As Recorded by Fidelity Bank
Assets:
Cash	$784	—		784
Loans, gross	31,380	334	(a)	31,714
Premises and Equipment	1,251	624	(b)	1,875
Prepaid expenses	11	—		11
Other-identifiable intangible asset	—	3,121	(c)	3,121

Total	33,426	4,079		37,505

Liabilities:
Deposits	$113,459	981	(d)	114,440

Total	113,459	981		114,440

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller				$(76,935)

The following shows the calculation of the goodwill recorded in this transaction

Purchase price paid for acquisition	$7,500

Fair value of identifiable net assets (liabilities) acquired, excluding cash received from seller	(76,935)
Cash received from seller at closing, excluding reduction for purchase price of $7,500	80,019

Net fair value of assets acquired from seller	3,084

Goodwill recorded for acquisition, representing then excess of purchase price over the fair value of net assets acquired	$4,416

Explanation of Fair Value Adjustments

(a)	This fair value adjustment was recorded because the interest rates on FCB’s loans exceeded current interest rates on similar loans. This amount will be amortized to reduce interest income over the remaining lives of the related loans, which have an average life of 36 months.

(b)	This fair value adjustment was recorded because the fair market value of the buildings acquired exceeded the book value. This amount will be amortized to increase depreciation expense over the remaining lives of the three acquired buildings, which range from 7 to 18 years.

(c)	This fair value adjustment represents the value of the core deposit base assumed in the acquisition based on a study performed by an independent consulting firm. This amount was recorded by BancShares as an identifiable intangible asset and will be amortized as expense on an accelerated basis over an eleven year period based on an amortization schedule provided by the consulting firm.

(d)	This fair value adjustment was recorded because the interest rates on FCB’s time deposits exceeded current interest rates on similar time deposits. This amount will be amortized to reduce interest expense over the remaining lives of the related CD’s, which have an average life of 13 months.

Note 7. Loss on Marketable Equity Securities

During the first quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $65,000. This was a result of unrealized losses that were deemed to be other than temporary. There were no such write downs in the first quarter of 2004.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the Corporation) and its subsidiary, First-Citizens Bank & Trust Co. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder at March 31, 2004, beneficially owned 11,155 shares, or 39.82%, of BancShares’ outstanding common stock. At the same date, the second significant shareholder beneficially owned 1,696 shares, or 6.05%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2004, beneficially owned 2,525,933 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 656,688 shares, or 39.14%, and 206,159 shares, or 12.29%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation:

(Dollars in thousands)	(Unaudited) Three Months Ended March 31,

	2004	2003
Data and item processing	$973	$856
Furniture and equipment	28	17
Forms and supplies	13	21
Trustee for employee benefit plans	16	14
Other	107	1

	$1,137	$909

The increase in other charges in 2004 consist of computer installation charges paid to the Corporation in relation to new computers throughout the branch network.

BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks and overnight funds sold totaled $37,798,948 and $50,013,839 at March 31, 2004 and December 31, 2003, respectively. The rate paid on overnight funds by the Corporation was 0.88% at March 31, 2004 and 0.71% at December 31, 2003.

BancShares is related through common ownership with Southern Bank and Trust Co. (Southern) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Southern. BancShares has contracted with Southern to service on its behalf $2.6 million of BancShares’ mortgage loans.

See Note 6 for a discussion of branch purchases from a subsidiary of the Corporation.

Note 9. Pension Plan

Components of Net Periodic Benefit Cost

	(Unaudited)
	Three months ended March 31,
	2004	2003
Pension Benefits
Service Cost	$153,300	135,900
Interest Cost	194,000	182,700
Expected Return on Assets	(212,300)	(146,500)
Amortization Cost:
Prior service cost	1,400	2,200
Net loss	26,100	5,800

Total Amortizations	27,500	8,000

Net Periodic Benefit Cost	$162,500	180,100

Components of net periodic benefit cost for the first quarter of 2003 and 2004 are based upon estimated cost numbers and will be trued up to reflect actual costs later in the year when they become available.

The expected long-term rate of return on plan assets is 8.50% in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1.

Financial Summary

(Dollars in thousands, except per share data)	2004	2003
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations
Interest income	$12,440	$12,670	$12,612	$12,553	$12,730
Interest expense	3,115	3,273	3,469	3,617	3,917

Net interest income	9,325	9,397	9,143	8,936	8,813
Provision for loan losses	132	420	407	388	200

Net interest income after provision for loan losses	9,193	8,977	8,736	8,548	8,613
Noninterest income	2,474	2,689	2,868	2,850	2,548
Noninterest expense	8,664	8,618	8,619	7,953	7,954

Net income before income taxes	3,003	3,048	2,985	3,445	3,207
Income taxes	1,120	1,183	1,171	1,331	1,150

Net income	$1,883	$1,865	$1,814	$2,114	$2,057

Selected Period-End Balances
Total assets	$1,139,725	$1,138,749	$1,140,154	$1,148,213	$1,020,556
Investment securities and overnight funds sold	245,125	243,525	263,561	251,202	175,456
Loans, gross	760,594	748,272	741,625	743,223	718,957
Interest earning assets	1,042,568	1,032,641	1,033,974	1,045,975	933,019
Deposits	983,950	979,488	984,573	994,542	873,697
Long-term obligations	23,711	23,711	23,000	23,000	23,000
Interest bearing liabilities	835,860	845,550	851,602	855,430	756,103
Shareholders’ equity	102,760	100,926	98,485	96,561	94,251
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Selected Average Balances
Total assets	$1,125,444	$1,134,552	$1,127,477	$1,025,623	$1,003,666
Investment securities and overnight funds sold	235,902	255,219	235,018	179,898	154,421
Loans, gross	754,705	743,255	746,440	716,514	727,288
Interest earning assets	1,028,808	1,038,161	1,031,741	939,378	919,624
Deposits	965,146	975,728	969,945	875,776	857,172
Long-term obligations	23,711	23,008	23,000	23,000	23,000
Interest bearing liabilities	836,146	847,160	846,096	765,615	754,192
Shareholders’ equity	102,520	100,319	98,587	96,276	94,046
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.67%	0.65%	0.64%	0.83%	0.83%
Shareholders’ equity	7.39%	7.37%	7.30%	8.81%	8.87%
Dividend payout ratio (1)	11.90%	12.02%	12.35%	10.60%	10.89%

Liquidity and Capital Ratios (averages)
Loans to deposits	78.20%	76.17%	76.96%	81.81%	84.85%
Shareholders’ equity to total assets	9.11%	8.84%	8.74%	9.39%	9.37%

Per Share of Common Stock
Net income	$67.22	$66.55	$64.77	$75.48	$73.44
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value (2)	3,668.56	3,603.10	3,515.94	3,447.25	3,364.79

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	At the end of each indicated period, shareholders’ equity divided by the number of common shares outstanding.

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Year to Date

	2004			2003			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans (1) (2)	$754,705	$11,485	6.12%	$727,288	$11,909	6.64%	$433	$(857)	$(424)
Taxable investment securities	184,286	744	1.62	105,847	557	2.13	365	(178)	187
Non-taxable investment securities (2)	130	1	3.09	—	—	—	1	—	1
Overnight funds sold	37,186	80	0.87	37,313	107	1.16	—	(27)	(27)
Other investments	16,956	66	1.57	13,756	68	2.00	12	(14)	(2)
Interest bearing deposits in other banks	35,545	82	0.93	35,420	101	1.16	—	(19)	(19)

Total interest earning assets	$1,028,808	$12,458	4.87%	$919,624	$12,742	5.62%	$811	$(1,095)	$(284)

Noninterest earning assets:
Cash and due from banks	41,839			38,102
Premises and equipment	36,835			34,578
Other assets	30,816			23,225
Reserve for loan losses	(12,854)			(11,863)

Total assets	$1,125,444			$1,003,666

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$134,784	$45	0.13%	$116,233	$85	0.30%	$5	$(45)	$(40)
Savings deposits	215,928	316	0.59	198,969	470	0.96	27	(181)	(154)
Time deposits	435,270	2,203	2.04	393,759	2,811	2.90	253	(861)	(608)
Short-term borrowings	26,453	47	0.71	22,231	63	1.15	10	(26)	(16)
Long-term borrowings	23,711	504	8.55	23,000	488	8.60	16	—	16

Total interest bearing liabilities	$836,146	$3,115	1.50%	$754,192	$3,917	2.11%	$311	$(1,113)	$(802)

Noninterest bearing liabilities:
Demand deposits	179,164			148,211
Other liabilities	7,614			7,217
Shareholders’ equity	102,520			94,046

Total liabilities and equity	$1,125,444			$1,003,666

Interest rate spread (3)			3.37%			3.51%

Net interest income and net interest margin (4)		$9,343	3.65%		$8,825	3.89%	$500	$18	$518

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield generally using a 39.485% tax rate for 2004 and 2003.

The taxable equivalent adjustment was approximately $19,000 and $14,000 for the periods in 2004 and 2003, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiary (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares’ banking subsidiary, The Fidelity Bank (the Bank), which operates 66 branches in North Carolina and Virginia.

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

Financial Condition and Results of Operations.

Net Income. In the first three months of 2004, BancShares’ net income decreased $174,000 to $1.9 million from $2.1 million in the first three months of 2003, a decrease of 8.48%. The decrease in net income in the first quarter of 2004 compared to the same period in the prior year resulted primarily from increases in noninterest expenses which include salaries, occupancy, data processing, and amortization expenses as well as a decrease in noninterest income which was slightly offset by a decrease in the provision for loan losses.

Net income per share for the first quarter of 2004 was $67.22, a decrease of $6.23 per share or 8.48% from $73.44 per share in 2003. Return on average assets for the first quarter of 2004 and 2003 was 0.67% and 0.83%, respectively. Return on average equity for the first quarter of 2004 and 2003 was 7.39% and 8.87%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Table 2.

On June 20, 2003, BancShares acquired the Ramseur and Thomasville, North Carolina and the Martinsville and Collinsville, Virginia branches of First-Citizens Bank & Trust Company, a related party. This acquisition was accounted for as a purchase, and therefore the results of operations prior to the purchase of the branches are not included in the consolidated financial statements. The combined loans and deposits acquired were $31.4 million and $113.5 million, respectively.

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first quarter of 2004, net interest income was $9.3 million as compared to $8.8 million for the same period in 2003, an increase of $514,000 or 5.83%. Of the $514,000 net increase in net interest income, an $18,000 increase resulted from interest rate changes on interest earning assets and interest bearing liabilities, the effect of which was combined with the impact of increases in volume which contributed to a $496,000 increase in the net interest income. The net interest margin for the first quarter of 2004 and 2003 was 3.65% and 3.89%, respectively.

Interest income for the first quarter of 2004 was $12.4 million as compared to $12.7 million in 2003, a decrease of $288,000 or 2.27%. The decrease in interest income for the first quarter of 2004 over the first quarter of 2003 is attributable mainly to a decline in interest rates, which was offset by growth in average earning asset balances due to the excess funds from the acquisition in June, 2003 being invested in lower earning investment balances rather than loans at this time. Interest income from loans amounted to $11.5 million in the first quarter of 2004 as compared to $11.9 million in the first quarter of 2003, a decrease of $429,000 or 3.61%. Since approximately 70% of BancShares loans are tied to prime at March 31, 2004 (compared to approximately 60% in the prior year), the decrease in prime rate during 2003 along with the increase in variable rate loans has contributed to the decrease in interest income on loans. BancShares’ loan growth is largely due to growth within the existing branch network as well as the acquisition in 2003 which brought in $31.4 million in loans.

Earnings from investments and overnight funds sold provided the balance of interest income, contributing $974,000 and $833,000 for the first quarter of 2004 and 2003, respectively. Average interest-earning assets for the first quarter of 2004 increased to $1.0 billion, an 11.87% increase, from $919.6 million in the first quarter of 2003. The yield on interest earning assets for the first quarter of 2004 and 2003 was 4.87% and 5.62%, respectively. The decrease in interest income on investments and overnight funds is due to the decrease in interest rates as well as the reduced average maturity of securities held, but is partially offset by the increase in volume as a result of more deposits acquired in the acquisition than there were loans made. In the past, investments were typically purchased with two year maturities. They have now matured and repriced in the low rate environment. Many of the securities purchased to replace these were bought with a three to six month maturity, thus with lower interest rates, hoping that interest rates would begin to rise and not wanting to have a two year maturity on a low interest security. Trends in interest earning assets are shown in Table 2.

Interest expense for the quarter of 2004 was $3.1 million compared to $3.9 million in 2003, a decrease of $802,000 or 20.48%. The decrease in interest expense in the first quarter of 2004, compared to the first quarter of 2003, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Deposits are not tied to prime; however, their rates have also been reduced, but as there are CD’s and IRA’s that have fixed rates, it takes longer for them to reprice, therefore interest expense does not decrease as fast as interest income. Average interest bearing deposits increased $77,000 or 10.86%, from $709.0 million in the first quarter of 2003 to $786.0 million in the first quarter of 2004. The average rate paid on interest-bearing deposits was 1.31% and 1.93% for the first quarter of 2004 and 2003, respectively. Borrowings contributed $551,000 in interest expense during the first quarter of 2004 and 2003. The yield on interest bearing liabilities for the first quarter of 2004 and 2003 was 1.50% and 2.11%, respectively. Trends in interest bearing liabilities are shown in Table 2.

Asset Quality and Provision for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the first quarter of 2004 and 2003, management recognized $132,000 and $200,000, respectively, as provisions for loan losses. The decrease in the provision for loan losses is primarily attributable to generally lower levels of new credit risk being assumed as evidenced by slower loan growth and lower net charge-offs than in previous periods. During the first quarter of 2004, management charged-off loans totaling $226,000 and had recoveries of $60,000 resulting in net charge-offs of $166,000. During the same period in 2003, management charged-off $211,000 in loans and had recoveries of $84,000, resulting in net charge-offs of $127,000. Charge-offs were higher for the first three months of 2004 than the same period of 2003 mainly due to the charge-off of one large mortgage loan and one large real estate loan in the first quarter of 2004. In the first quarter of 2003, there were no large loan charge-offs. The ratio of allowance for loan losses to loans decreased to 1.68% at March 31, 2004 from 1.71% at December 31, 2003. The following table presents BancShares’ comparative asset quality ratios:

	March 31, 2004	December 31, 2003
Ratio of annualized net loans charged off to average loans	0.09%	0.06%
Allowance for loan losses to loans	1.68	1.71
Non-performing assets to total gross loans and other real estate owned	0.14	0.08
Non-performing assets to total assets	0.10	0.05

Management considers the March 31, 2004 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations or the methodology used to estimate the allowance for loan losses during the first quarter.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgements about information available to them at the time of their examinations.

BancShares had impaired loans, which comprise all of the Company’s nonaccrual loans, of $1,021,000 at March 31, 2004, $917,000 at March 31, 2003, and $407,000 at December 31, 2003. The increase is mainly due to commercial loans. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income. Noninterest income decreased $75,000 or 2.95% for the first quarter of 2004 over the first quarter of 2003. Noninterest income for the first quarter of 2003 included a gain on the sale of other real estate of $57,000 as well as securities losses of $65,000. Service charges on deposit accounts and other service charges and fees decreased $68,000 or 2.70% during the first quarter of 2004 primarily due to a decrease in mortgage commission income of $168,000 from $225,000 in the first quarter 2003 to $57,000 in the first quarter 2004. This income is part of other service charges and fees. In addition to increased refinancing resulting from low mortgage rates, during the first four months of 2003, Fidelity Bank sponsored a promotion designed to increase fee income from new mortgage loans. Associate incentives, company-wide contests, and in-branch marketing materials contributed to the success of the promotion which resulted in a significant increase in mortgage related fee income. This decrease in mortgage commission income is partially offset by an increase in TFB Financial Services income due to increased selling of securities which is also in other service charges and fees. Service charges on deposits decreased mainly due to decreased service charges on commercial checking accounts from an increased earnings credit paid on these accounts in the first quarter of 2004 compared to the first quarter of 2003. For commercial customers who have full analysis checking accounts, an earnings credit is paid on the balances maintained in the account each month which is used to offset some or all of the service charges the accounts accrue throughout the month. BancShares’ average deposits increased $108.0 million or 12.60% to $965.1 million in the first quarter of 2004 from $857.2 million in the first quarter of 2003.

Noninterest Expense. Noninterest expense increased $711,000 or 8.94%, from $8.0 million in the first quarter of 2003 to $8.7 million in the first quarter of 2004, including increases of $359,000 in salaries and employee benefits, $111,000 in occupancy and equipment, $168,000 in data processing costs, and $112,000 in amortization of intangibles, which were offset by a decrease of $39,000 in other expenses. The fluctuations represented increases of 7.78% in salaries and employee benefits, 9.05% in occupancy and equipment, 19.53% in data processing costs, and 145.54% in amortization of intangibles, which were offset by decreases of 3.32% in other expenses over the first quarter of 2003. Increases in data processing costs were mainly due to increases in deposit processing resulting from the acquisition of four branches in June, 2003 where the Bank purchased $113.5 million in deposits. Increases in salaries and benefits were partially due to the addition of people in the acquisition as well as normal salary increases, increases in health insurance, and internal growth. Increases in occupancy and equipment is due to increased rent expense due to two new leased locations, increased depreciation from additional fixed assets, and increased utilities. Amortization of intangibles also increased due to the acquisition of the four branches for which a core deposit intangible study was done by an independent consulting firm to determine the amount of amortizable intangible.

Income Taxes. In the first quarter of 2004, BancShares had income tax expense of $1.1 million, a decrease of $30,000 or 2.61%, from $1.2 million in the prior year period. The resulting effective income tax rates, based on the accruals for the quarter ended March 31, 2004 and 2003 were 37.30% and 35.86%, respectively.

Capital Resources.

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at March 31, 2004 was 8.71% as compared to 8.47% at December 31, 2003.

BancShares is also required to meet minimum requirements for risk-based capital (“RBC”). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2004, the Total Capital Ratio was 13.92% as compared to 13.89% at December 31, 2003.

The following table presents capital adequacy calculations and ratios of BancShares:

(Dollars in thousands)	March 31, 2004		December 31, 2003
Tier 1 capital	$95,990		$94,112
Total capital	110,954		108,787
Leverage capital ratio	8.71	%(1)	8.47	%(1)
Tier 1 capital ratio	12.05	(1)	12.02	(1)
Total capital ratio	13.92	(1)	13.89	(1)

(1) These ratios exceed the minimum required regulatory capital ratios.

At March 31, 2004, and December 31, 2003, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.”

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

As of March 31, 2004 and December 31, 2003, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	March 31, 2004	December 31, 2003
Outstanding commitments to extend credit and lines of credit	$261,694,672	260,488,448

Standby letters of credit	$2,902,546	3,178,745

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks less the federal reserve requirement. These assets represented 20.84% of deposits at March 31, 2004, a decrease from 22.24% at December 31, 2003. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 22.52% at March 31, 2004, compared to 23.90% at December 31, 2003.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2004 and 2003.

BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2004, and December 31, 2003, jumbo time deposits represented 11.37% and 11.66%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2004

	Payments due by period (dollars in thousands)
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$869,918	75,424	38,608	—	983,950
Short-term borrowings	22,387	—	—	—	22,387
Long-term borrowings	—	—	—	23,711	23,711
Lease obligations	431	772	485	637	2,325

Total contractual cash obligations	$892,736	76,196	39,093	24,348	1,032,373

Market Risk. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

BancShares’ market risk arises primarily from interest rate risk inherent in its lending, investing, and deposit taking activities. Management seeks to manage this risk through the use of short-term maturities.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of March 31, 2004. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$96,780	$58,404	$46,606	$11,487	$12,956	$5,218	$231,451	$229,170
Average rate (%)	8.06%	7.70%	7.47%	6.93%	6.52%	7.51%	7.70%

Variable rate	$267,976	$59,558	$61,341	$18,635	$16,312	$105,321	$529,143	$529,143
Average rate (%)	4.85%	4.83%	4.76%	4.64%	4.64%	4.53%	4.76%

Investment securities (1):
Fixed rate	$134,881	$35,036	$65	—	—	$105	$170,087	$170,453
Average rate (%)	1.58%	1.93%	1.60%	—	—	3.84%	1.66%

Liabilities
Savings and interest bearing checking:
Fixed rate	$354,571	—	—	—	—	—	$354,571	$354,571
Average rate (%)	0.26%	—	—	—	—	—	0.26%

Certificates of deposit:
Fixed rate	$321,159	$55,627	$19,796	$38,608	—	—	$435,190	$440,312
Average rate (%)	1.87%	2.81%	2.82%	3.79%	—	—	2.20%

Short-term obligations:
Variable rate	$22,387	—	—	—	—	—	$22,387	$22,387
Average rate (%)	0.79%	—	—	—	—	—	0.79%

Long-term obligations:
Fixed rate	—	—	—	—	—	$23,711	$23,711	$24,541
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a cost of approximately $3,398,531 and a fair value of approximately $14,438,384 have been excluded from this table. In addition, Federal Home Loan Bank stock has been excluded from this table with a cost and fair value of $2,604,800.

Interest Sensitivity. The table below presents BancShares’ interest sensitivity position at March 31, 2004. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of March 31, 2004, BancShares had a positive one-year cumulative gap position of 13.49% and a positive total cumulative gap position of 19.83%. At December 31, 2003, BancShares had a one-year positive cumulative gap position of 9.45% and a total positive cumulative gap position of 18.12%. In an increasing rate environment there would be a positive effect on the gap due to assets repricing faster than liabilities which would cause interest income to increase faster than interest expense.

	March 31, 2004
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non Sensitive	Total
Assets:
Loans	$540,386	$14,274	$24,594	$40,128	$619,382	$141,212	$760,594
Investment securities	5,003	49,966	34,995	44,917	134,881	49,644	184,525
Overnight funds sold	60,600	—	—	—	60,600	—	60,600
Other	—	—	—	—	—	2,605	2,605
Interest bearing deposits in other banks	34,144	100	—	—	34,244	—	34,244

Total interest earning assets	$640,133	$64,340	$59,589	$85,045	$849,107	$193,461	$1,042,568

Liabilities:
Savings and checking with interest	$216,299	$—	$—	$—	$216,299	$—	$216,299
Money market savings	138,272	—	—	—	138,272	—	138,272
Time deposits	73,179	75,024	99,600	83,716	331,519	103,671	435,190
Short-term borrowings	22,387	—	—	—	22,387	—	22,387
Long-term borrowings	—	—	—	—	—	23,711	23,711

Total interest bearing liabilities	$450,137	$75,024	$99,600	$83,716	$708,477	$127,382	$835,859

Interest-sensitivity gap	$189,996	$(10,684)	$(40,011)	$1,329	$140,630	$66,079	$206,709

Cumulative interest sensitivity gap	$189,996	$179,312	$139,301	$140,630	$140,630	$206,709	$206,709
Cumulative interest sensitivity gap to total interest earning assets	18.22%	17.20%	13.36%	13.49%	13.49%	19.83%	19.83%

Accounting and Other Matters.

Refer to Note 2, Adoption of New Accounting Standards in the Notes to Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of BancShares’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that BancShares’ disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by BancShares in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in BancShares’ internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of BancShares’ shareholders was held on January 26, 2004. At the meeting, the shareholders elected a complete board of directors consisting of the eight individuals named below, and ratified the reappointment of KPMG LLP as BancShares’ independent public accountants for 2004.

The results of voting at the annual meeting were as follows:

1. Election of Directors:

Nominee	Votes “For”	Votes Withheld
F. Ray Allen	26,705	0
Haywood A. Lane, Jr.	26,705	0
D. Gary McRae	26,705	0
Wallace H. Mitchell	26,705	0
Sam C. Riddle, Jr.	26,705	0
David E. Royal	26,705	0
Ernest W. Whitley, Jr.	26,705	0
Billy T. Woodard	26,705	0

2. Ratification of appointment of independent accountants:

Votes “For”	Votes “Against”	Abstain
26,665	0	40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	The following exhibits are included or incorporated into this report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.

Dated: May 7, 2004	By:	/s/ Mary W. Willis
Mary W. Willis
Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002