Form 10-Q
period 2004-06-30
FIDELITY BANCSHARES NC INC /DE/
filed 2004-08-11
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

(Number of shares outstanding, by class, as of August 11, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2004	2003	2003
	(unaudited)		(unaudited)
Assets

Cash and due from banks	$48,358,384	$51,065,293	$47,119,163
Interest bearing deposits in other banks	36,646,453	38,187,190	48,892,845
Overnight funds sold	18,900,000	64,000,000	79,100,000

Total cash and cash equivalents	103,904,837	153,252,483	175,112,008

Investment securities:
Held to maturity (estimated fair value of $193,757,524, $165,252,132, and $160,166,527, respectively)	195,218,914	165,359,375	159,796,826
Available for sale (cost of $3,401,369, $3,390,010, and $3,407,438, respectively)	14,230,253	14,165,194	12,305,577

Total investment securities	209,449,167	179,524,569	172,102,403

Loans	771,540,558	748,271,779	743,223,261
Allowance for loan losses	(12,649,638)	(12,818,463)	(12,346,255)

Loans, net	758,890,920	735,453,316	730,877,006

Federal Home Loan Bank of Atlanta stock, at cost	2,604,800	2,656,700	2,656,700
Premises and equipment, net	36,670,131	36,990,715	36,600,786
Accrued interest receivable	3,485,107	3,348,175	3,013,204
Intangible assets	23,628,038	24,035,220	24,438,379
Other assets	3,815,540	3,488,008	3,412,358

Total assets	$1,142,448,540	$1,138,749,186	$1,148,212,844

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing demand deposits	$201,557,924	$184,655,766	$188,891,823
Savings and interest-bearing deposits	360,430,740	357,918,683	359,509,538
Time deposits	424,733,740	436,913,294	446,140,650

Total deposits	986,722,404	979,487,743	994,542,011
Short-term borrowings	21,293,915	27,007,204	26,779,487
Long-term borrowings	23,711,350	23,711,350	23,000,000
Accrued interest payable	2,939,916	3,107,811	3,309,702
Other liabilities	3,470,688	4,508,720	4,020,784

Total liabilities	1,038,138,273	1,037,822,828	1,051,651,984

Shareholders’ equity:
Common stock ($25 par value; 29,200 shares authorized; 28,011 shares issued and outstanding)	700,275	700,275	700,275
Surplus	6,163,380	6,163,380	6,163,380
Accumulated other comprehensive income	6,551,474	6,504,176	5,368,563
Retained earnings	90,895,138	87,558,527	84,328,642

Total shareholders’ equity	104,310,267	100,926,358	96,560,860

Total liabilities and shareholders’ equity	$1,142,448,540	$1,138,749,186	$1,148,212,844

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$11,636,570	11,766,367	$23,102,314	23,661,303
Interest and dividends on investment securities:
Taxable interest income	878,490	554,616	1,705,719	1,212,691
Tax-exempt interest income	1,940	—	2,783	—
Dividend income	63,280	66,579	129,100	135,022
Interest on overnight funds sold	36,157	163,863	116,263	270,573

Total interest income	12,616,437	12,551,425	25,056,179	25,279,589

Interest expense:
Deposits	2,480,426	3,083,684	5,044,592	6,449,234
Short-term borrowings	43,328	44,798	90,291	107,511
Long-term borrowings	473,634	488,750	977,500	977,500

Total interest expense	2,997,388	3,617,232	6,112,383	7,534,245

Net interest income	9,619,049	8,934,193	18,943,796	17,745,344
Provision for loan losses	188,000	388,000	320,000	588,000

Net interest income after provision for loan losses	9,431,049	8,546,193	18,623,796	17,157,344

Noninterest income:
Service charges on deposit accounts	1,615,864	1,620,286	3,170,758	3,209,830
Other service charges and fees	946,447	1,151,642	1,832,158	2,070,301
Other income	65,156	80,222	98,866	187,100
Loss on marketable equity securities	—	—	—	(65,488)

Total noninterest income	2,627,467	2,852,150	5,101,782	5,401,743

Noninterest expense:
Salaries and employee benefits	5,088,794	4,657,023	10,058,605	9,268,024
Occupancy and equipment	1,313,802	1,203,020	2,653,979	2,431,998
Data processing	1,029,173	827,877	2,055,807	1,686,805
Amortization of intangibles	189,182	77,048	378,363	154,096
Other expense	1,390,245	1,187,841	2,528,568	2,365,276

Total noninterest expense	9,011,196	7,952,809	17,675,322	15,906,199

Net income before income taxes	3,047,320	3,445,534	6,050,256	6,652,888
Income tax expense	1,145,380	1,331,141	2,265,470	2,481,252

Net income	$1,901,940	2,114,393	$3,784,786	4,171,636

Per share information:
Net income	$67.90	75.48	$135.12	148.93
Cash dividends declared	$8.00	8.00	$16.00	16.00
Weighted average shares outstanding	28,011	28,011	28,011	28,011

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Surplus	Accumulated other comprehensive income	Retained earnings	Comprehensive income	Total shareholders’ equity

Balance December 31, 2002	28,011	$700,275	$6,163,380	$4,866,801	$80,605,182		$92,335,638

Net income	—	—	—	—	4,171,636	$4,171,636	4,171,636
Cash dividends ($16.00 per share)	—	—	—	—	(448,176)		(448,176)
Unrealized gain on securities available for sale, net of deferred taxes of $337,266	—	—	—	516,573	—	516,573	516,573
Additional pension charge related to unfunded pension liability, net of deferred taxes of $9,664	—	—	—	(14,811)	—	(14,811)	(14,811)

Comprehensive income						$4,673,398

Balance June 30, 2003	28,011	700,275	6,163,380	5,368,563	84,328,642		96,560,860

Balance December 31, 2003	28,011	$700,275	$6,163,380	$6,504,176	$87,558,527		$100,926,358

Net income	—	—	—	—	3,784,786	$3,784,786	3,784,786
Cash dividends ($16.00 per share)	—	—	—	—	(448,175)		(448,175)
Unrealized gain on securities available for sale, net of deferred taxes of $21,213	—	—	—	32,487	—	32,487	32,487
Change in unfunded pension liability, net of deferred taxes of $9,664	—	—	—	14,811	—	14,811	14,811

Comprehensive income						$3,832,084

Balance June 30, 2004	28,011	$700,275	$6,163,380	$6,551,474	$90,895,138		$104,310,267

See accompanying notes to consolidated financial statements.

FIDELITY BANCSHARES (N.C.), INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,784,786	4,171,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,603,476	1,286,056
Net accretion of premiums and discounts	(376,073)	(382,480)
Loss (gain) on disposition or abandonment of premises and equipment	20,304	(29,974)
Provision for loan losses	320,000	588,000
Impairment loss on marketable equity securities	—	65,488
Gain on sales of other real estate	(3,459)	(60,294)
(Increase) decrease in accrued interest receivable	(136,932)	575,164
Increase in other assets, net	(238,944)	(303,503)
Increase (decrease) in other liabilities, net	(1,015,645)	214,816
Decrease in accrued interest payable	(167,895)	(205,839)

Net cash provided by operating activities	3,789,618	5,919,070

Cash flows from investing activities:
Purchase of securities held to maturity	(129,863,618)	(204,328,860)
Purchase of securities available for sale	(49,704)	(6,224)
Proceeds from maturities and issuer calls of securities held to maturity	100,000,218	139,000,164
Proceeds from sale of securities available for sale	38,344	1,607
Proceeds from sales of other real estate owned and repossessed assets	201,901	258,500
Redemption (purchase) of FHLB of Atlanta stock	51,900	(189,100)
Net (increase) decrease in loans	(24,100,223)	16,872,698
Purchases of premises and equipment	(949,232)	(1,860,914)
Proceeds from sales of premises and equipment	7,400	—
Net cash received on branch purchases	—	74,506,426

Net cash provided by (used in) investing activities	(54,663,014)	24,254,297

Cash flows from financing activities:
Net increase in deposits	7,687,214	12,237,924
Net increase (decrease) in short-term borrowings	(5,713,289)	2,432,174
Cash dividends paid	(448,175)	(448,176)

Net cash provided by financing activities	1,525,750	14,221,922

Net increase (decrease) in cash and cash equivalents	(49,347,646)	44,395,289
Cash and cash equivalents at beginning of period	153,252,483	130,716,719

Cash and cash equivalents at end of period	$103,904,837	175,112,008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,280,278	7,740,084

Cash paid during the period for income taxes	$1,528,751	2,934,047

Supplemental disclosure of noncash investing and financing activities:
Unrealized gains on available for sale securities, net of deferred tax effects of $21,213 and $337,266, respectively	$32,487	516,573

Transfer of foreclosed loans to other real estate and repossessed assets	$287,000	305,514

See accompanying notes to consolidated financial statements.

Fidelity BancShares (N.C.), Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

Fidelity BancShares (N.C.), Inc. (BancShares) is the holding company for The Fidelity Bank (the Bank), which operates 65 branches in North Carolina and Virginia. The Bank also has two wholly owned subsidiaries, Fidelity Properties, Inc. and TFB Financial Services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

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

These financial statements should be read in conjunction with financial statements and notes included in Fidelity BancShares (N.C.), Inc.’s Form 10K filed with the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2004. However, the reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 2. Investment Securities

The following table shows investments that are in unrealized loss positions as of June 30, 2004, and the length of time in this position.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Agencies	$193,400,165	1,448,824	—	—	193,400,165	1,448,824
Obligations of state and political subdivisions	352,447	13,241	—	—	352,447	13,241

Subtotal, debt securities	$193,752,612	1,462,065	—	—	193,752,612	1,462,065

Common stock	106,902	8,415	111,204	12,093	218,106	20,508
Total temporarily impaired securities	$193,859,514	1,470,480	111,204	12,093	193,970,718	1,482,573

At June 30, 2004, there are sixteen treasury or agency obligations and three state obligations that have been in an unrealized loss position less than twelve months. As these are held to maturity securities, and the Company does not plan to sell them prior to maturity, this impairment is considered temporary. In addition, these securities are rated Aaa and the Company expects to recover all of the value by the maturity date. There were five available for sale securities that had been in an unrealized loss position for less than twelve months at June 30, 2004, and five securities that had been in a loss position for over twelve months. It is the Company’s policy to review all securities for impairment on a quarterly basis. None of these securities are considered other than temporarily impaired.

During the first quarter of 2003, BancShares wrote down the carrying value of certain available for sale equity securities to their current market value and recognized a loss of $65,000. This was a result of unrealized losses that were deemed to be other than temporary. There were no such write downs in the first six months of 2004.

Note 3. Pension Plan

Components of Net Periodic Benefit Cost

	(Unaudited) Six months ended June 30,
	2004	2003
Pension Benefits
Service Cost	$273,000	316,400
Interest Cost	327,900	425,000
Expected Return on Assets	(311,300)	(382,300)
Amortization Cost:
Prior service cost	2,300	5,300
Net loss	63,600	14,000

Total Amortizations	65,900	19,300

Net Periodic Benefit Cost	$355,500	378,400

Components of net periodic benefit cost for the first half of 2003 and 2004 are based upon estimated cost numbers and will be trued up to reflect actual costs later in the year when they become available.

BancShares has changed the target allocation for the assets of the pension plan since December 31, 2003. The target allocations are as follows:

Asset Category	Target Allocation as of June 30, 2004	Target Allocation as of December 31, 2003
Equity securities	60%	50%
Debt securities	40	50

Total	100%	100%

Note 4. Related Parties

During the current quarter, the Bank made a loan to a significant shareholder. This loan was negotiated at arms-length and was approved by BancShares’ Board of Directors. At June 30, 2004, the balance of the loan was $5,098,245.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1.

Financial Summary

(Dollars in thousands, except per share data)	2004		2003
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Summary of Operations
Interest income	$12,616	$12,440	$12,670	$12,612	$12,551
Interest expense	2,997	3,115	3,273	3,469	3,617

Net interest income	9,619	9,325	9,397	9,143	8,934
Provision for loan losses	188	132	420	407	388

Net interest income after provision for loan losses	9,431	9,193	8,977	8,736	8,546
Noninterest income	2,627	2,474	2,689	2,868	2,852
Noninterest expense	9,011	8,664	8,618	8,619	7,953

Net income before income taxes	3,047	3,003	3,048	2,985	3,445
Income taxes	1,145	1,120	1,183	1,171	1,331

Net income	$1,902	$1,883	$1,865	$1,814	$2,114

Selected Period-End Balances
Total assets	$1,142,449	$1,139,725	$1,138,749	$1,140,154	$1,148,213
Investment securities and overnight funds sold	228,349	245,125	243,525	263,561	251,202
Loans, gross	771,541	760,594	748,272	741,625	743,223
Interest earning assets	1,039,141	1,042,568	1,032,641	1,033,974	1,045,975
Deposits	986,722	983,950	979,488	984,573	994,542
Long-term obligations	23,711	23,711	23,711	23,000	23,000
Interest bearing liabilities	830,170	835,860	845,550	851,602	855,430
Shareholders' equity	104,310	102,760	100,926	98,485	96,561
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Selected Average Balances
Total assets	$1,137,315	$1,125,444	$1,134,552	$1,127,477	$1,025,623
Investment securities and overnight funds sold	236,859	235,902	255,219	235,018	179,898
Loans, gross	765,362	754,705	743,255	746,440	716,514
Interest earning assets	1,039,735	1,028,808	1,038,161	1,031,741	939,378
Deposits	979,026	965,146	975,728	969,945	875,776
Long-term obligations	23,711	23,711	23,008	23,000	23,000
Interest bearing liabilities	832,933	836,146	847,160	846,096	765,615
Shareholders' equity	104,062	102,520	100,319	98,587	96,276
Common shares outstanding	28,011	28,011	28,011	28,011	28,011

Profitability Ratios
Rate of return (annualized) on:
Total assets	0.67%	0.67%	0.65%	0.64%	0.83%
Shareholders' equity	7.35%	7.39%	7.37%	7.30%	8.81%
Dividend payout ratio (1)	11.78%	11.90%	12.02%	12.35%	10.60%

Liquidity and Capital Ratios (averages)
Loans to deposits	78.14%	78.20%	76.17%	76.96%	81.81%
Shareholders' equity to total assets	9.15%	9.11%	8.84%	8.74%	9.39%

Per Share of Common Stock
Net income	$67.90	$67.22	$66.55	$64.77	$75.48
Cash dividends	8.00	8.00	8.00	8.00	8.00
Book value (2)	3,723.90	3,668.56	3,603.10	3,515.94	3,447.25

(1)	For each indicated period, total common dividends declared divided by net income.
(2)	At the end of each indicated period, shareholders' equity divided by the number of common shares outstanding.

TABLE 2.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Year to Date

	2004			2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Yield/ Rate (5)	Increase (decrease) due to:
							Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans(1)(2)	$759,856	$23,139	6.12%	$721,871	$23,689	6.62%	$1,202	$(1,752)	$(550)
Taxable investment securities	195,103	1,545	1.59	108,037	996	1.86	746	(197)	549
Non-taxable investment securities(2)	227	4	3.54	—	—	—	2	2	4
Overnight funds sold	26,854	116	0.87	47,559	271	1.15	(104)	(51)	(155)
Other investments	16,826	129	1.54	14,209	135	1.92	17	(23)	(6)
Interest bearing deposits in other banks	35,228	162	0.92	37,879	217	1.16	(14)	(41)	(55)

Total interest earning assets	$1,034,094	$25,095	4.88%	$929,555	$25,308	5.49%	$1,849	$(2,062)	$(213)

Noninterest earning assets:
Cash and due from banks	42,298			38,503
Premises and equipment	36,741			34,726
Other assets	31,029			23,862
Reserve for loan losses	(12,782)			(11,941)

Total assets	$1,131,380			$1,014,705

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$134,878	$85	0.13%	$117,383	$148	0.25%	$7	$(70)	$(63)
Savings deposits	218,155	637	0.59	201,775	891	0.89	48	(302)	(254)
Time deposits	432,941	4,322	2.01	394,919	5,410	2.76	450	(1,538)	(1,088)
Short-term borrowings	24,855	90	0.73	22,858	108	0.95	8	(26)	(18)
Long-term borrowings	23,711	978	8.29	23,000	978	8.57	30	(30)	—

Total interest bearing liabilities	$834,540	$6,112	1.47%	$759,935	$7,535	2.00%	$543	$(1,966)	$(1,423)

Noninterest bearing liabilities:
Demand deposits	186,112			152,448
Other liabilities	7,437			7,155
Shareholders’ equity	103,291			95,167

Total liabilities and equity	$1,131,380			$1,014,705

Interest rate spread(3)			3.41%			3.49%

Net interest income and net interest margin(4)		$18,983	3.69%		$17,773	3.86%	$1,306	$(96)	$1,210

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield generally using a 39.485% tax rate for 2004 and 2003.

The taxable equivalent adjustment was approximately $38,000 and $28,000 for the periods in 2004 and 2003, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.
(5)	Annualized

TABLE 3.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis – Second Quarter

	2004			2003			Increase (decrease) due to:
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Yield/ Rate (5)	Volume	Yield/ Rate	Total Change
ASSETS
Interest earning assets:
Loans(1)(2)	$765,362	$11,654	6.12%	$716,514	$11,780	6.59%	$773	$(899)	$(126)
Taxable investment securities	205,920	801	1.56	110,203	437	1.59	376	(12)	364
Non-taxable investment securities(2)	324	3	3.72	—	—	—	2	1	3
Overnight funds sold	16,523	36	0.88	57,691	163	1.13	(103)	(24)	(127)
Other investments	16,697	63	1.52	14,660	67	1.83	7	(11)	(4)
Interest bearing deposits in other banks	34,909	80	0.92	40,310	118	1.17	(14)	(24)	(38)

Total interest earning assets	$1,039,735	$12,637	4.89%	$939,378	$12,565	5.37%	$1,041	$(969)	$72

Noninterest earning assets:
Cash and due from banks	42,721			38,900
Premises and equipment	36,646			34,871
Other assets	30,923			24,492
Reserve for loan losses	(12,710)			(12,018)

Total assets	$1,137,315			$1,025,623

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$134,971	$40	0.12%	$118,521	$63	0.21%	$3	$(26)	$(23)
Savings deposits	220,383	321	0.59	204,549	421	0.83	21	(121)	(100)
Time deposits	430,611	2,119	1.98	396,068	2,599	2.63	198	(678)	(480)
Short-term borrowings	23,257	43	0.74	23,477	45	0.77	—	(2)	(2)
Long-term borrowings	23,711	474	8.04	23,000	489	8.53	15	(30)	(15)

Total interest bearing liabilities	$832,933	$2,997	1.45%	$765,615	$3,617	1.89%	$237	$(857)	$(620)

Noninterest bearing
liabilities:
Demand deposits	193,060			156,638
Other liabilities	7,260			7,094
Shareholders’ equity	104,062			96,276

Total liabilities and equity	$1,137,315			$1,025,623

Interest rate spread(3)			3.44%			3.48%

Net interest income and net
interest margin(4)		$9,640	3.73%		$8,948	3.82%	$804	$(112)	$692

(1)	Average balances include non-accrual loans.
(2)	The average rate on nontaxable loans and investment securities has been adjusted to a tax equivalent yield generally using a 39.485% tax rate for 2004 and 2003.

The taxable equivalent adjustment was approximately $19,000 and $14,000 for the periods in 2004 and 2003, respectively.

(3)	Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(4)	Net interest margin is net interest income divided by average earning assets.
(5)	Annualized

Introduction

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of Fidelity BancShares (N.C.), Inc. and Subsidiary (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares’ banking subsidiary, The Fidelity Bank (the Bank), which operates 65 branches in North Carolina and Virginia.

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

Financial Condition and Results of Operations

Net Income. In the first six months of 2004, BancShares’ net income decreased $387,000 to $3.8 million from $4.2 million in the first six months of 2003, a decrease of 9.27%. Net income in the second quarter of 2004 decreased $212,000 or 10.05% when compared to the same period in the prior year. The decrease in net income resulted primarily from increases in noninterest expenses which include salaries, occupancy, data processing, and amortization expenses as well as a decrease in noninterest income which was slightly offset by a decrease in the provision for loan losses.

Net income per share for the first six months of 2004 was $135.12, a decrease of $13.81 per share or 9.27% from $148.93 per share in 2003. For the second quarter of 2004, net income per share was $67.90, a decrease of $7.58 or 10.05% from $75.48 per share for the second quarter of 2003. Return on average assets for the first six months of 2004 and 2003 was 0.67% and 0.83%, respectively. For the second quarter of 2004 and 2003, return on average assets was 0.67% and 0.83%, respectively. Return on average equity for the first six months of 2004 and 2003 was 7.37% and 8.84%, respectively. For the second quarter of 2004 and 2003 return on average equity was 7.35% and 8.81%, respectively. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest earning assets and interest bearing liabilities, refer to the average balance sheets and net interest income analysis presented in Tables 2 and 3.

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

Net Interest Income. The greatest portion of BancShares’ earnings is from net interest income, which is the difference between interest income on interest earning assets and interest paid on deposits and other interest bearing liabilities. The primary factors affecting net interest income are changes in the volume and yields/rates on interest earning assets and interest bearing liabilities, and the ability to respond to changes in interest rates through asset/liability management. For the first six months of 2004, net interest income was $18.9 million as compared to $17.7 million for the same period in 2003, an increase of $1.2 million or 6.73%. Of the $1.2 million net increase in net interest income, a $1.3 million increase resulted from increases in volume of interest earning assets and interest bearing liabilities, the effect of which was offset with the impact of decreases in rates on interest bearing assets which were not fully offset by decreases in rates for interest bearing liabilities, contributing to a $100,000 offset to the increases in the net interest income. The net interest margin for the first six months of 2004 and 2003 was 3.69% and 3.86%, respectively. Net interest income and net interest margin for the second quarter of 2004 and 2003 were $9.6 million and 3.73% and $8.9 million and 3.82%, respectively.

Interest income for the first six months of 2004 was $25.1 million as compared to $25.3 million in 2003, a decrease of $227,000 or 0.90%. The decrease in interest income for the first six months of 2004 over the first six months of 2003 is attributable mainly to a decline in interest rates, which was offset by growth in average earning asset balances due to the excess funds from the acquisition in June, 2003 being invested in lower earning investment balances rather than loans at this time. Interest income from loans amounted to $23.1 million in the first six months of 2004 as compared to $23.7 million in the first six months of 2003, a decrease of $563,000 or 2.38%. Since approximately 70% of BancShares loans are tied to prime at June 30, 2004 (compared to approximately 60% in the prior year), the decrease in prime rate during 2003 along with the increase in variable rate loans has contributed to the decrease in interest income on loans. BancShares’ loan growth is largely due to growth within the existing branch network as well as the acquisition in 2003 which brought in $31.4 million in loans. Earnings from investments and overnight funds sold provided the balance of interest income, contributing $2.0 million and $1.6 million for the first six months of 2004 and 2003, respectively. Average interest-earning assets for the first six months of 2004 increased to $1.0 billion, an 11.25% increase, from $929.6 million in the first six months of 2003. The yield on interest earning assets for the first six months of 2004 and 2003 was 4.88% and 5.49%, respectively. The decrease in interest income on loans is due to the decrease in interest rates which was partially offset by increases in volume. Increases in interest income on investments and overnight funds is due to the increase in volume as a result of more deposits acquired in the acquisition than there were loans made which is partially offset by decreases in rates as well as the reduced average maturity of securities held. In the past, investments were typically purchased with two year maturities. They have now matured and repriced in the low rate environment. Many of the securities purchased to replace these were bought with a three to six month maturity, thus with lower interest rates, hoping that interest rates would begin to rise and not wanting to have a two year maturity on a low interest security. Trends in interest earning assets are shown in Tables 2 and 3.

Interest expense for the six months of 2004 was $6.1 million compared to $7.5 million in 2003, a decrease of $1.4 million or 18.87%. The decrease in interest expense in the first six months of 2004, compared to the first six months of 2003, is attributable to decreased interest rates on deposit balances, primarily time deposits and savings accounts. Deposits are not tied to prime; although their rates have also been reduced, there are CD’s and IRA’s that have fixed rates which take longer to reprice, therefore interest expense does not decrease as fast as interest income following rate changes. Average interest bearing deposits increased $72,000 or 10.07%, from $714.1 million in the first six months of 2003 to $786.0 million in the first six months of 2004. The average rate paid on interest-bearing deposits was 1.22% and 1.71% for the first six months of 2004 and 2003, respectively. Borrowings contributed $1.1 million in interest expense during the first six months of 2004 and 2003. The yield on interest bearing liabilities for the first quarter of 2004 and 2003 was 1.47% and 2.00%, respectively. Trends in interest bearing liabilities are shown in Tables 2 and 3.

Asset Quality and Provision for Loan Losses. Because BancShares’ loan portfolio represents its largest earning asset, BancShares continually monitors the quality of its loan portfolio. The Bank operates in a diversified economic environment and, in the opinion of management, is not unduly exposed to any one particular industry. For the second quarter of 2004 and 2003, management recognized $188,000 and $388,000, respectively, as provisions for loan losses. The decrease in the provision for loan losses is primarily attributable to generally lower levels of new credit risk being assumed as evidenced by slower loan growth. During the first six months of 2004, management charged-off loans totaling $610,000 and had recoveries of $121,000 resulting in net charge-offs of $489,000. During the same period in 2003, management charged-off $329,000 in loans and had recoveries of $249,000, resulting in net charge-offs of $80,000. Charge-offs were higher for the first six months of 2004 than the same period of 2003 mainly due to the charge-off of one large mortgage loan and three large real estate loans in the first six months of 2004. In the first six months of 2003, there were no large loan charge-offs. The provision for loan losses for the first six months of 2004 was less than chargeoffs during the same time due to many of the charged off loans having been reserved for in prior years. The ratio of allowance for loan losses to loans decreased to 1.64% at June 30, 2004 from 1.71% at December 31, 2003. The following table presents BancShares’ comparative asset quality ratios:

	June 30, 2004	December 31, 2003
Ratio of annualized net loans charged off to average loans	0.13%	0.06%
Allowance for loan losses to loans	1.64	1.71
Non-performing assets to total gross loans and other real estate owned	0.09	0.08
Non-performing assets to total assets	0.06	0.05

Management considers the June 30, 2004 allowance for loan losses adequate to cover probable losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s experience, the estimated value of any underlying collateral, current economic conditions, analysis of peer bank trends, and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used. No significant changes were made to allocations or the methodology used to estimate the allowance for loan losses during the second quarter.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and losses on other real estate owned. Such agencies may require the Bank to recognize adjustments to the allowances based on the examiners’ judgements about information available to them at the time of their examinations.

BancShares had impaired loans, which comprise all of the Company’s nonaccrual loans, of $429,000 at June 30, 2004, $478,000 at June 30, 2003, and $407,000 at December 31, 2003. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income. Noninterest income decreased $296,000 or 5.48% for the first six months of 2004 over the first six months of 2003. Noninterest income for the first six months of 2003 included in other income a gain on the sale of other real estate of $57,000 as well as a gain on disposal of an asset of $37,000. Included in noninterest income for 2003 was also a securities loss of $65,000. Service charges on deposit accounts and other service charges and fees decreased $277,000 or 5.25% during the first six months of 2004 primarily due to a decrease in mortgage commission income of $450,000 from $588,000 in the first six months of 2003 to $138,000 in the first six months of 2004. This income is part of other service charges and fees. In addition to increased refinancing resulting from low mortgage rates, during the first four months of 2003, Fidelity Bank sponsored a promotion designed to increase fee income from new mortgage loans. Associate incentives, company-wide contests, and in-branch marketing materials contributed to the success of the promotion which resulted in a significant increase in mortgage related fee income in 2003. The decrease in 2004 in mortgage commission income is partially offset by an increase in TFB Financial Services income due to increased selling of securities as well as increases in credit card income and noncustomer ATM fees which are also in other service charges and fees. Service charges on deposits decreased mainly due to decreased service charges on commercial checking accounts from an increased earnings credit paid on these accounts in the first six months of 2004 compared to the first six months of 2003. For commercial customers who have full analysis checking accounts, an earnings credit is paid on the balances maintained in the account each month which is used to offset some or all of the service charges the accounts accrue throughout the month. BancShares’ average deposits increased $105.6 million or 12.18% to $972.1 million in the first six months of 2004 from $866.5 million in the first six months of 2003.

Noninterest Expense. Noninterest expense increased $1.7 million or 11.12%, from $15.9 million in the first six months of 2003 to $17.7 million in the first six months of 2004, including increases of $791,000 in salaries and employee benefits, $222,000 in occupancy and equipment, $369,000 in data processing costs, $224,000 in amortization of intangibles, and $163,000 in other expenses. The fluctuations represented increases of 8.53% in salaries and employee benefits, 9.13% in occupancy and equipment, 21.88% in data processing costs, 145.54% in amortization of intangibles, and 6.90% in other expenses over the first six months of 2003. Increases in data processing costs were mainly due to increases in deposit processing resulting from the acquisition of four branches in June 2003 as well as increases due to charges for the new teller platform. Increases in salaries and benefits were partially due to the addition of people in the acquisition as well as normal salary increases, increases in health insurance, and internal growth. Increases in occupancy and equipment is due to increased rent expense due to two new leased locations, increased depreciation from additional fixed assets, and increased utilities. Amortization of intangibles also increased due to the acquisition of the four branches for which a core deposit intangible study was done by an independent consulting firm to determine the amount of amortizable intangible.

Income Taxes. In the first six months of 2004, BancShares had income tax expense of $2.3 million, a decrease of $216,000 or 8.70%, from $2.5 million in the prior year period. The resulting effective income tax rates, based on the accruals for the six months ended June 30, 2004 and 2003 were 37.44% and 37.30%, respectively.

Capital Resources

Shareholders’ Equity and Capital Adequacy. Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve, which regulates BancShares, and the FDIC, which regulates the Bank, has established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for BancShares’ leverage capital ratio. Leverage capital equals total equity and certain long-term borrowings less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, BancShares’ leverage ratio at June 30, 2004 was 8.79% as compared to 8.47% at December 31, 2003.

BancShares is also required to meet minimum requirements for risk-based capital (RBC). BancShares’ assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2004, the Total Capital Ratio was 14.12% as compared to 13.89% at December 31, 2003.

The following table presents capital adequacy calculations and ratios of BancShares:

(Dollars in thousands)	June 30, 2004		December 31, 2003
Tier 1 capital	$97,842		$94,112
Total capital	112,731		108,787
Leverage capital ratio	8.79%	(1)	8.47%	(1)
Tier 1 capital ratio	12.25	(1)	12.02	(1)
Total capital ratio	14.12	(1)	13.89	(1)

(1)	These ratios exceed the minimum required regulatory capital ratios.

At June 30, 2004, and December 31, 2003, BancShares and the Bank were in compliance with all of their regulatory capital requirements, and all of their regulatory capital ratios exceed the minimum ratios required for it to be classified as “well capitalized.”

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

BancShares’ risk of loss in the event of nonperformance by the other party to the commitment to extend credit, line of credit, or standby letter of credit is represented by the contractual amount of these instruments. BancShares uses the same credit policies on the borrower in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of June 30, 2004 and December 31, 2003, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	June 30, 2004	December 31, 2003
Outstanding commitments to extend credit and lines of credit and lines of credit	$261,376,012	260,488,448

Standby letters of credit	$3,008,130	3,178,745

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentration, competition and BancShares’ overall financial condition. BancShares’ liquid assets include all investment securities (minus pledged securities), overnight funds sold, interest bearing deposits in other banks and cash and due from banks less the federal reserve requirement. These assets represented 19.85% of deposits at June 30, 2004, a decrease from 22.24% at December 31, 2003. BancShares’ liquidity ratio, which is defined as cash plus short-term marketable securities (minus pledged securities) less the federal reserve requirement divided by deposits and short-term liabilities, was 21.45% at June 30, 2004, compared to 23.90% at December 31, 2003.

The consolidated statements of cash flows disclose the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2004 and 2003.

BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Most jumbo deposit customers have other relationships with the Bank, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2004, and December 31, 2003, jumbo time deposits represented 11.14% and 11.66%, respectively, of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2004

	Payments due by period
	(dollars in thousands)
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$879,975	68,897	37,850	—	986,722
Short-term borrowings	21,294	—	—	—	21,294
Long-term borrowings	—	—	—	23,711	23,711
Lease obligations	423	760	467	601	2,251
Deferred compensation	43	381	381	3,099	3,904

Total contractual cash obligations	$901,735	70,038	38,698	27,411	1,037,882

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2004. For core deposits without contractual maturity (i.e. interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in one year since they are subject to immediate repricing.

	Maturing in period ended June 30,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans:
Fixed rate	$90,344	$55,455	$52,134	$14,445	$14,242	$4,579	$231,199	$231,469
Average rate (%)	8.21%	7.53%	7.28%	6.81%	6.32%	7.57%	7.62%

Variable rate	$271,505	$64,935	$59,686	$17,740	$21,562	$104,913	$540,341	$540,341
Average rate (%)	4.87%	4.80%	4.71%	4.68%	4.55%	4.53%	4.76%

Investment securities (1):
Fixed rate	$144,753	$45,096	$5,065	$200	—	$105	$195,219	$193,758
Average rate (%)	1.41%	1.94%	3.22%	2.00%	—	3.83%	1.58%

Liabilities
Savings and interest bearing
checking:
Fixed rate	$360,431	—	—	—	—	—	$360,431	$360,431
Average rate (%)	0.41%	—	—	—	—	—	0.41%

Certificates of deposit:
Fixed rate	$317,987	$47,309	$21,588	$21,298	$16,552	—	$424,734	$425,121
Average rate (%)	1.86%	2.68%	3.58%	3.92%	3.46%	—	2.21%

Short-term obligations:
Variable rate	$21,294	—	—	—	—	—	$21,294	$21,294
Average rate (%)	0.84%	—	—	—	—	—	0.84%

Long-term obligations:
Fixed rate	—	—	—	—	—	$23,711	$23,711	$23,782
Average rate (%)	—	—	—	—	—	8.50%	8.50%

(1)	Marketable equity securities with a cost of approximately $3,401,369 and a fair value of approximately $14,230,253 have been excluded from this table. In addition, Federal Home Loan Bank stock has been excluded from this table with a cost and fair value of $2,604,800.

Interest Sensitivity. The table below presents BancShares’ interest sensitivity position at June 30, 2004. The difference between interest sensitive asset and interest sensitive liability repricing within time periods is referred to as the interest rate sensitivity gap. Assets and liabilities with maturities of one year or less and those that may be adjusted within the period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared. Gaps are identified as either positive (interest sensitive assets in excess of interest sensitive liabilities) or negative (interest sensitive liabilities in excess of interest sensitive assets).

As of June 30, 2004, BancShares had a positive one-year cumulative gap position of 12.42% and a positive total cumulative gap position of 20.11%. At December 31, 2003, BancShares had a one-year positive cumulative gap position of 9.45% and a total positive cumulative gap position of 18.12%. In an increasing rate environment there would be a positive effect on the gap due to assets repricing faster than liabilities which would cause interest income to increase faster than interest expense.

	June 30, 2004
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One-Year Sensitive	Total Non Sensitive	Total
Assets:
Loans	$548,954	$20,446	$22,597	$36,446	$628,443	$143,098	$771,541
Investment securities	29,978	20,030	54,968	39,777	144,753	64,696	209,449
Overnight funds sold	18,900	—	—	—	18,900	—	18,900
Other	—	—	—	—	—	2,605	2,605
Interest bearing deposits in other banks	36,646	—	—	—	36,646	—	36,646

Total interest earning Assets	$634,478	$40,476	$77,565	$76,223	$828,742	$210,399	$1,039,141

Liabilities:
Savings and checking with interest	$217,984	$—	$—	$—	$217,984	$—	$217,984
Money market savings	142,447	—	—	—	142,447	—	142,447
Time deposits	82,515	62,844	94,946	77,685	317,990	106,744	424,734
Short-term borrowings	21,294	—	—	—	21,294	—	21,294
Long-term borrowings	—	—	—	—	—	23,711	23,711

Total interest bearing liabilities	$464,240	$62,844	$94,946	$77,685	$699,715	$130,455	$830,170

Interest-sensitivity gap	$170,238	$(22,368)	$(17,381)	$(1,462)	$129,027	$79,944	$208,971

Cumulative interest sensitivity gap	$170,238	$147,870	$130,489	$129,027	$129,027	$208,971	$208,971
Cumulative interest sensitivity gap to total Interest earning assets	16.38%	14.23%	12.56%	12.42%	12.42%	20.11%	20.11%

New Accounting Pronouncements

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. Adoption of SAB 105 on April 1, 2004 had no material affect on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of BancShares’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that BancShares’ disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by BancShares in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in BancShares’ internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)	The following exhibits are included or incorporated into this report.
10.1	Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Billy T. Woodard and The Fidelity Bank
10.2	Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Haywood A. Lane, Jr. and The Fidelity Bank
10.3	Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Ernest W. Whitley and The Fidelity Bank
10.4	Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between David E. Royal and The Fidelity Bank
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY BANCSHARES (N.C.), INC.

Dated: August 11, 2004	By:/s/ Mary W. Willis
Mary W. Willis
Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Billy T. Woodard and The Fidelity Bank
10.2	Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Haywood A. Lane, Jr. and The Fidelity Bank
10.3	Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between Ernest W. Whitley and The Fidelity Bank
10.4	Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement between David E. Royal and The Fidelity Bank
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002