Form 10-K
period 2005-12-31
FIDELITY BANCSHARES NC INC /DE/
filed 2006-03-16
CIK 825953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-0-29040

FIDELITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1101656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

205 Datura Street, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	Zip Code

(561) 803-9900

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

As of January 31, 2006, there were issued and outstanding 25,155,366 shares of the Registrant’s Common Stock.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $542.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1. BUSINESS

Fidelity Bankshares, Inc.

Fidelity Bankshares, Inc. is a Delaware corporation and the holding company parent of Fidelity Federal Bank & Trust. All references in this filing to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate. At December 31, 2005, the only significant asset or business activity of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank & Trust. Our corporate office is located at 205 Datura Street, West Palm Beach, Florida 33401. Our telephone number is (561) 803-9900.

On April 1, 2005 we acquired 100 percent of the outstanding common stock First Community Bancorp, Inc. (“First Community”). The aggregate purchase price was $27.9 million, consisting of $15.0 million in cash and 525,036 shares of our common stock. At closing, First Community had total assets of $155.8 million and total deposits of $137.7 million.

In December 2004, we completed the sale of 1,150,000 shares of our common stock in an underwritten public offering. Net proceeds from the sale of the common stock was $43.8 million.

In December 2003, we sold $22.7 million of cumulative trust preferred securities and issued related junior subordinated debentures. The cumulative trust preferred securities have a floating rate of 285 basis points above the three-month LIBOR rate. In October 2004, we sold $30.9 million of floating rate trust preferred securities. The floating rate trust preferred securities have a floating rate of 197 basis points over the three-month LIBOR rate. The proceeds from this trust preferred securities offering were used to fund the redemption of $29.6 million higher cost, fixed-rate trust preferred securities issued in 1998. The net proceeds raised from our 2003 and 2004 trust preferred securities offerings and our common stock offering have provided additional capital to support the growth of our business.

At December 31, 2005, we had consolidated assets and consolidated stockholders’ equity of $4.1 billion and $284.8 million, respectively. Our deposits totaled $3.5 billion at December 31, 2005.

Fidelity Federal Bank & Trust

Fidelity Federal Bank & Trust was originally chartered as a federal mutual savings and loan association in 1952. In January 1994, Fidelity Federal Bank & Trust reorganized from a mutual savings bank to the stock form of ownership as part of its mutual holding company reorganization. In July 1999, we began offering insurance and investment products through our wholly owned subsidiary – Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2005, we had $107.6 million of trust assets under administration, including $84.1 million under trust management.

We are primarily engaged in the business of attracting deposits from the general public in our market area, and investing such deposits in one- to four-family residential mortgage loans, commercial real estate loans, commercial business and consumer loans. Our goal over the next several years is to continue to increase the origination of all loan types, especially commercial real estate, commercial business loans and consumer loans, consistent with our standards of safety and soundness. To a lesser extent, we also originate multi-family loans, construction loans and land loans for single-family properties, and we invest in mortgage-backed securities issued by government sponsored enterprises. In addition, we invest a portion of our assets in securities issued by the United States Government, cash and cash equivalents, including deposits in other financial institutions, corporate securities and Federal Home Loan Bank stock. Our principal sources of funds are deposits and principal and interest payments on loans. Principal sources of income are interest received from loans and investment securities. Our principal expense is interest paid on deposits and employee compensation and benefits.

Market Area

We are headquartered in West Palm Beach, Florida, and we conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River and Broward Counties. At December 31, 2005, we had 48 offices in our market area, of which 43 were located in Palm Beach County, 3 were located in Martin County and 2 were located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s.

Our market area includes a mix of rural and urban areas. The strength of the southeast Florida economy depends significantly upon government, foreign trade, tourism, and its attraction as a retirement area. Major employers in our market area include Tenet Health Care, Florida Power and Light, BellSouth and the Palm Beach County School Board.

Competition

Our market area in southeast Florida has a large number of financial institutions. All of these financial institutions compete with us to varying degrees, and many of them are significantly larger and have greater financial resources than we have. As a result, we encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, securities brokerage firms, other savings associations, and credit unions and we expect continued strong competition from these financial institutions in the foreseeable future. Our market area includes branches of several commercial banks that are substantially larger than Fidelity Federal Bank & Trust in terms of state-wide deposits. We compete for deposits by offering customers a high level of personal service and expertise, and a wide range of financial services.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, credit unions and other savings associations. This competition for loans has increased substantially in recent years as a result of the number of institutions competing in our market area, as well as the increased efforts by commercial banks to expand mortgage loan originations.

We compete for loans primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide to borrowers, real estate brokers, and builders. Factors that also affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

Fidelity Bankshares, Inc. is the sixth largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank & Trust’s share of deposits in Palm Beach County increased from 3.1% in 1995 to 8.9% at June 30, 2005. Our 8.1% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us third among financial institutions in the three county area at June 30, 2005, the most recent date for which market share data are available.

Lending Activities

General. Historically, our principal lending activity has been the origination of fixed rate and adjustable rate mortgage loans secured by one- to four-family residential properties located in our market area. We currently originate both fixed rate mortgage loans and adjustable rate mortgage (“ARM”) loans for retention in our loan portfolio and sale in the secondary mortgage market. The majority of our mortgage loans are eligible for sale in the secondary mortgage market. We also originate loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans. In recent years, we have increased our commercial real estate, commercial business and consumer lending.

In an effort to manage interest rate risk, we make our interest-earning assets more sensitive to changes in interest rates by originating adjustable rate mortgage loans, such as ARM loans, and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2005, approximately $2.2 billion, or 71.4%, of our total loan portfolio, net of loans in process, and $72.5 million, or 12.0%, of the book value of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell without recourse to us, a portion of our residential mortgage loans which have terms to maturity of 15 years and greater, both on a servicing released and servicing retained basis. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

	At December 31,
	2001		2002		2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$944,046	59.7%	$1,062,956	54.9%	$1,002,573	45.7%	$1,023,520	40.0%	$1,061,792	35.0%
Construction loans (1)	284,495	18.0	364,346	18.8	470,016	21.5	634,455	24.8	776,355	25.6
Land loans	25,627	1.6	29,181	1.5	36,660	1.7	57,661	2.3	72,335	2.4
Commercial	244,620	15.5	413,775	21.4	647,848	29.6	865,756	33.9	1,066,861	35.1
Multi-family	43,701	2.8	45,279	2.3	106,042	4.8	106,790	4.2	197,995	6.5

Total real estate loans	1,542,489	97.6	1,915,537	98.9	2,263,139	103.3	2,688,182	105.2	3,175,338	104.6

Other Loans:
Consumer (2)	105,077	6.6	141,343	7.3	185,450	8.4	231,333	9.0	295,622	9.7
Commercial business	132,881	8.4	146,205	7.6	131,292	6.0	125,791	4.9	154,141	5.1

Total other loans	237,958	15.0	287,548	14.9	316,742	14.4	357,124	13.9	449,763	14.8

Total loans receivable	1,780,447	112.6	2,203,085	113.8	2,579,881	117.7	3,045,306	119.1	3,625,101	119.4
Less:
Undisbursed loan proceeds	194,662	12.3	260,380	13.5	374,974	17.1	472,324	18.5	569,104	18.8
Unearned discount and net deferred fees (costs)	(2,289)	(0.1)	(1,612)	(0.1)	2,092	0.1	2,654	0.1	3,116	0.1
Allowance for loan losses	6,847	0.4	8,318	0.4	11,119	0.5	13,628	0.5	16,171	0.5

Total loans receivable-net	$1,581,227	100.0%	$1,935,999	100.0%	$2,191,696	100.0%	$2,556,700	100.0%	$3,036,710	100.0%

Mortgage-backed securities	$201,533		$109,755		$471,228		$529,640		$598,834

(1)	Primarily residential construction.
(2)	Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 2001, 2002, 2003, 2004 and 2005, the disbursed portion of equity lines of credit totaled $40.2 million, $83.5 million, $136.1 million, $190.9 million and $230.6 million, respectively.

Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2005, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Scheduled repayments for fixed rate loans and mortgage-backed securities are reported in the maturity category in which the payments are due.

	Within 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 10 Years	Over 10 Years to 20 Years	Beyond 20 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential (1)	$334,400	$168,521	$529,192	$144,869	$206,844	$139,914	$1,523,740
Commercial, multi-family and land	920,845	43,287	19,806	53,414	45,367	—	1,082,719
Consumer and commercial business loans (2)	381,914	32,301	21,348	11,730	2,189	56	449,538

Total loans receivable (3)	$1,637,159	$244,109	$570,346	$210,013	$254,400	$139,970	$3,055,997

Mortgage-backed securities(4)	$101,086	$61,020	$66,622	$160,178	$147,274	$70,681	$606,861

(1)	Includes construction loans.
(2)	Includes commercial business loans of $153.9 million.
(3)	Excludes unearned discount and net deferred fees and allowance for loan losses and is shown net of undisbursed loan proceeds.
(4)	Includes $364.4 million in mortgage-backed securities available for sale and $242.5 million in mortgage-backed securities held to maturity.

The following table sets forth at December 31, 2005, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2006.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$591,135	$598,205	$1,189,340
Commercial, multi-family and land	138,270	23,604	161,874
Consumer and commercial business loans (1)	67,624	—	67,624

Total	$797,029	$621,809	$1,418,838

Mortgage-backed securities (2)	$505,775	$—	$505,775

(1)	Includes commercial business loans of $28.2 million.
(2)	Includes $271.1 million in mortgage-backed securities available for sale and $234.7 million in mortgage-backed securities held to maturity.

One- to Four-Family Residential Real Estate Loans. One of our primary lending activities consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. We also originate one- to four-family residential mortgage loans secured by properties outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2005, $1.1 billion, or 35.0%, of our net loans receivable consisted of one- to four-family residential mortgage loans. Of this amount, $397.6 million are secured by properties located outside of our market area, substantially all of which are located in Florida.

We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management’s strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $528.4 million and $536.6 million during the years ended December 31, 2004 and 2005, respectively.

Our fixed rate loans and adjustable rate loans are generally originated and underwritten according to standards that permit their sale in the secondary mortgage market. Whether we can or will sell loans into the secondary market, however, depends on a number of factors, including the yield and the term of the loan, market conditions, and our current interest rate sensitivity. Our fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

We currently offer ARM loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on changes in a designated market index. After the initial interest rate adjustment period, our one-, three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five-, seven and ten-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The initial interest rate on all owner-occupied one- to four-family ARM loans is 275 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five, seven or ten years. The outstanding principal balance of one- to four-family residential ARM loans, including construction ARM loans, totaled $838.9 million, or 27.6%, of our net loan portfolio at December 31, 2005.

The primary purpose of offering ARM loans is to make our loan portfolio more sensitive to changes in market interest rates. However, as the interest income earned on ARM loans varies with prevailing market interest rates, these loans may not offer cash flows that are as predictable as cash flows in our long-term, fixed rate mortgage loan portfolio. ARM loans also have the increased credit risk associated with potentially higher monthly payments for borrowers as market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

Our one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of making our fixed rate mortgage loan portfolio more interest rate sensitive, and we have generally exercised our rights under these clauses.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by our service corporation subsidiary. Such regulations permit a maximum loan-to-value ratio of 97% for residential property and 85% for all other real estate loans. Our lending policies generally limit the maximum loan-to-value ratio on both fixed rate mortgage loans and ARM loans without private mortgage insurance, to 80% of the lesser of the appraised value or the purchase price of the property that is collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we generally require the borrower to obtain private mortgage insurance. We require that the borrower obtain private mortgage insurance for any mortgage loan with a loan-to-value ratio of more than 90%. We require fire and casualty insurance, including windstorm insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans.

Construction and Land Loans. At December 31, 2005, $776.4 million, or 25.6% of our net loans receivable, consisted of residential construction loans, of which $390.8 million was disbursed and outstanding. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not under contract for sale to a buyer at the time the loan is closed. The amount of loans to these builders, where the home is not under contract for sale, totaled $164.2 million at December 31, 2005. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed.

In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2005, $72.3 million, or 2.4% of our net loans receivable, consisted of land loans. Land loans are currently offered adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 85%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate.

Construction loans and land loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The repayment of the construction loan often depends upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower’s ability to repay the loan.

Multi-Family Residential Real Estate Loans. At December 31, 2005, $198.0 million, or 6.5% of our net loans receivable, consisted of multi-family residential real estate loans. At December 31, 2005, we had 111 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2005, our multi-family residential real estate loans had an average principal balance of $1.8 million and the largest multi-family residential real estate loan had a principal balance outstanding of $12.8 million and is located in Broward County, Florida. At December 31, 2005, this loan was performing in accordance with its terms. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate.

In underwriting our multi-family residential real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a multi-family residential real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing multi-family residential real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, generally a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

Loans secured by multi-family residential real estate generally have more credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of the local economy on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the real property securing the loan. If the cash flow from the multi-family property is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Loans. At December 31, 2005, our loans secured by commercial real estate totaled $1.1 billion, or 35.1% of our net loans receivable. Our commercial real estate loans are secured by land or improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 2005, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2005, our commercial real estate loans had an average principal balance of $1.0 million. At that date, our largest commercial real estate loan outstanding had a principal balance of $17.6 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2005, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index. We may choose to offer initial discount rates on our commercial real estate loans depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

In underwriting our commercial real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a commercial real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing commercial real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, generally a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the property securing the loan. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. However, loans secured by commercial real estate generally have higher interest rates than loans secured by one-to four-family residential real estate.

Consumer Loans. As of December 31, 2005, consumer loans totaled $295.6 million, or 9.7% of our net loans receivable. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than 15 years. Our home equity lines of credit and second mortgages are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to 20 years. At December 31, 2005, the disbursed portion of home equity lines of credit totaled $241.8 million, or 81.8%, of our consumer loans.

Our underwriting standards for consumer loans include a review of the borrower’s credit history and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan. The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

Creditworthiness of the borrower is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit and second mortgage loans, we obtain a title guarantee or an opinion as to the validity of title.

Consumer loans generally have shorter terms and higher interest rates than one-to four-family residential mortgage loans. However, consumer loans have more credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Our strategy is to increase our loans and services to commercial business enterprises. To support this strategy, we have hired additional lenders with commercial business lending expertise. Our largest commercial business loan at December 31, 2005 had a principal balance outstanding of $8.9 million, and was secured by business assets located in Palm Beach County, Florida. At December 31, 2005, we had 723 commercial business loans outstanding with an aggregate balance of $153.9 million, or 5.1% of our net loans receivable. The average commercial business loan balance was approximately $213,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

Our underwriting standards for commercial business loans include a review of the borrower’s credit history and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

Commercial business loans generally bear higher interest rates and shorter terms than one-to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to the origination of commercial business loans. We generally obtain the personal guarantee of all persons with an equity interest in the business that is obtaining a commercial business loan. Furthermore, in order to reduce the risks associated with the origination of commercial business loans, a substantial portion of our commercial business loans are also secured by real estate and business assets owned by the borrower.

Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including existing customers, real estate broker referrals, borrowers, builders, attorneys, and “walk-in” customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $417,000 may be approved by any one of our senior loan underwriters; loans between $417,001 and $1.5 million must be approved by one of our designated senior lending officers; loans between $1,500,001 and $3.0 million must be approved by at least two of our designated senior lending officers; and loans in excess of $3.0 million must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management’s authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2005, we had commitments to originate and purchase $290.7 million of loans.

If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. We also require the borrower to provide proof of fire and casualty insurance and, as required, flood insurance on the property serving as collateral for which insurance must be maintained during the full term of the loan. Title insurance or an opinion of title, based on a title search of the property, is required on all loans secured by real property.

In connection with local mortgage brokers throughout the state of Florida, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 2004 and 2005 were $106.6 million and $160.7 million, respectively.

We have a correspondent relationship with the wholly owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer’s inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank & Trust. We purchased $38.1 million and $39.9 million, respectively, of loans from this provider during the years ended 2004 and 2005.

We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2005, $1.8 billion, or 60.5%, of our net loans receivable consisted of loans, including residential construction loans, that were secured by one- to four-family residential real estate loans.

We also purchase mortgage loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential mortgage loans that are underwritten to Freddie Mac or Fannie Mae guidelines. At December 31, 2005, $132.8 million, or 4.4% of all loans in our total loan portfolio, consisted of purchased loans. Of this amount, $119.8 million represented our interest in purchased one-to four-family residential real estate loans. Commercial real estate loans that we may purchase or participate in must satisfy the underwriting standards of commercial real estate loans we originate. Our largest loan participation was a $7.0 million interest in a loan secured by residential real estate in Palm Beach County, Florida.

Prior to 2003 we generally did not originate loans for sale. On occasion, we sold loans where the borrower was located outside of our market area. Commencing in 2003, we began regular sales of fixed rate mortgage loans into the secondary markets. Generally, these sales are on a servicing released basis for loans on properties located outside our market area. The servicing is generally retained on sold loans where the underlying property is located in our market area.

Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Loan receivable-gross, beginning of period	$2,203,085	$2,579,881	$3,045,306

Originations:
Real estate:
One- to four-family residential (1)	639,249	548,828	623,731
Land loans	67,670	134,267	145,029
Commercial	198,187	255,843	250,119
Multi-family	78,615	98,526	93,987
Other loans:
Consumer	144,760	177,106	236,724
Commercial business	137,805	116,620	195,773

Total originations:	1,266,286	1,331,190	1,545,363

Loans acquired in purchase of First Community Bancorp			96,950
Transfer of loans to foreclosed real estate and repossessed property	(870)	(84)	(1,893)
Loan purchases	40,854	38,137	39,893
Repayments	(734,162)	(780,693)	(855,260)
Loan sales	(195,312)	(33,077)	(42,442)
Loan securitizations	—	(90,048)	(202,816)

Net loan activity	376,796	465,425	579,795

Total loans receivable-gross, end of period	$2,579,881	$3,045,306	$3,625,101

(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards (“SFAS”) 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases” requires that we defer loan origination fees and costs and amortize such fees and accrete such costs as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2005, we had $15.0 million of deferred loan origination fees, and $11.9 million of deferred loan origination costs. Such fees vary with the volume and type of loans originated and commitments and competitive conditions in the mortgage markets.

We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from foreclosed assets operations. We recognized fees and service charges of $17.0 million, $19.2 million and $20.7 million for the years ended December 31, 2003, 2004 and 2005.

Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).

At December 31, 2005, our largest outstanding loan relationship with one borrower totaled $33.6 million. These loans are secured by residential properties in Palm Beach County and Broward County, Florida. At that date, our second largest lending relationship totaled $31.1 million and is secured by residential properties in Broward County. Our third largest lending relationship totaled $31.1 million, and is secured by residential properties in Broward, Florida. Our fourth largest lending relationship totaled $31.1 million and is secured by residential properties in Broward County, Florida. Our fifth largest lending relationship totaled $26.1 million and is secured by residential properties in Palm Beach County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $49.0 million at December 31, 2005.

Mortgage-Backed Securities

We also invest in mortgage-backed securities issued or guaranteed by the United States Government or enterprises sponsored by the United States Government. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2005 our mortgage-backed securities portfolio had a market value of $597.8 million of which $356.3 million was classified as available for sale and $241.5 million was classified as held to maturity. Our objective in investing in mortgage-backed securities classified as available for sale varies from time to time depending upon market interest rates, local mortgage loan demand, and our level of liquidity. Mortgage-backed securities classified as available for sale are more liquid than whole loans and can be readily sold in response to market conditions and changing interest rates. Mortgage-backed securities purchased by us also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or enterprises sponsored by the United States Government.

During 2004 and 2005, the Bank securitized certain of its one-to-four-family mortgage loans, receiving mortgage-backed securities secured by these loans. These securities, all classified as held to maturity, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2004:
Freddie Mac fixed rate	$89,167	$881	$—	$90,048

Total	$89,167	$881	$—	$90,048

Weighted average interest rate	4.64%

December 31, 2005:
Freddie Mac fixed rate	$242,497	$902	$(1,936)	$241,463

Total	$242,497	$902	$(1,936)	$241,463

Weighted average interest rate	5.13%

Since the Bank retained all interest in the loans securitized, no portion of these securitizations were accounted for as sales. As a result of these transactions, the Bank received securities representing its interests in the loans transferred and contractual servicing rights related to these loans. The book value of these loans was allocated to the securities and to the servicing rights based on relative fair value, as determined by quoted prices for such assets on the date each transfer was effected.

The following table shows our purchases and sales of mortgage-backed securities, which are classified as available for sale or held to maturity, for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Mortgage-backed securities at beginning of period	$109,755	$471,228	$529,640
Purchases	693,042	355,069	6,947
Investments acquired in conjunction with purchase of First Community Bancorp	—	—	8,459
Retained securities from loan securitization	—	89,167	200,562
Sales	(43,373)	(221,077)	(8,459)
Repayments	(281,571)	(169,982)	(128,480)
Discount (premium) amortization	(3,166)	53	1,614
Increase (decrease) in market value of securities held for sale in accordance with SFAS 115	(3,459)	5,182	(11,449)

Mortgage-backed securities at end of period	$471,228	$529,640	$598,834

The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities, classified as available for sale or held to maturity for the periods indicated.

	At December 31,
	2003		2004		2005
	$	%	$	%	$	%
	(Dollars In Thousands)
Mortgage-backed securities available for sale, net:
Adjustable:
FreddieMac	$15,691	3.32%	$25,265	4.75%	19,242	3.20%
FannieMae	115,484	24.43	67,314	12.66	51,336	8.54
GinnieMae	60,458	12.79	—	—	—	—

Total adjustable	191,633	40.54	92,579	17.41	70,578	11.74

Fixed:
FreddieMac	120,317	25.45	116,983	22.01	93,815	15.60
FannieMae	157,713	33.36	201,109	37.83	167,305	27.83
GinnieMae	1,565	0.33	29,802	5.61	24,639	4.10

Total fixed	279,595	59.14	347,894	65.45	285,759	47.53

Mortgage-backed securities held to maturity, net:
Fixed:
Freddie Mac	—	—	89,167	16.77	242,497	40.33

Total fixed	—	—	89,167	16.77	242,497	40.33

Accrued interest	1,505	0.32	1,955	0.37	2,387	0.40

Total mortgage-backed securities, net	$472,733	100.00%	$531,595	100.00%	$601,221	100.00%

Delinquent Loans and Classified Assets

Delinquencies. Our collection procedures provide that when a loan is 15 days past due, a computer generated late charge notice is sent to the borrower requesting payment, plus a late charge. If the delinquency continues for 30 days, a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

Impaired Loans. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer and commercial business loans are placed on non-accrual status when either principal or interest is 60 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as foreclosed assets until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of foreclosed assets is also charged against earnings. At December 31, 2005, we had $1.8 million in property that was acquired as the result of foreclosure and classified as foreclosed assets. At December 31, 2005, we had nonperforming assets of $9.1 million, and a ratio of nonperforming assets to total assets of 0.22%.

The following table sets forth information regarding our non-accrual one- to four-family residential loans delinquent 90 days or more, non-accrual commercial real estate, multi-family, commercial business and consumer loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent the number of days noted above based on the type of loan, we fully reserve all accrued interest thereon and cease to accrue interest thereafter. For all the dates indicated, we did not have any material restructured loans within the meaning of SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

	At December 31,
	2001	2002	2003	2004	2005
	(Dollars In Thousands)
Delinquent Loans:
One- to four-family residential	$2,534	$4,508	$8,133	$3,628	$5,400
Commercial and multi-family real estate	—	—	—	—	506
Consumer and commercial business loans	2,476	2,082	3,085	2,805	1,440

Total delinquent loans	5,010	6,590	11,218	6,433	7,346
Total foreclosed assets	219	—	—	—	1,793

Total nonperforming assets	$5,229	$6,590	$11,218	$6,433	$9,139

Total nonperforming loans to net loans receivable	0.32%	0.34%	0.57%	0.25%	0.24%
Total nonperforming loans to total assets	0.23%	0.27%	0.37%	0.19%	0.18%
Total nonperforming loans and foreclosed assets to total assets	0.24%	0.27%	0.37%	0.19%	0.22%

During the year ended December 31, 2005, gross interest income of approximately $218,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during 2005.

The following table sets forth information with respect to loans past due 60-89 days, net of specific valuation allowance in our portfolio at the dates indicated.

	At December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Loans past due 60-89 days:
One- to four-family residential	$5,086	$4,997	$2,444	$885	$4,698
Commercial and multi-family real estate	—	—	—	—	257
Consumer and commercial business loans	1,696	286	1,317	548	764
Land loans	16	—	—	—	—

Total past due 60-89 days	$6,798	$5,283	$3,761	$1,433	$5,719

Classification of Assets. Federal regulations provide that loans and other assets, such as debt and equity securities, that are of lesser quality, must be classified as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that these weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuation as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated “special mention” by management.

When we classify problem assets as either substandard or doubtful, we are required to establish allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. Our determination of which assets are classified, and the amount of the valuation allowances that we establish as a result of asset classification is subject to review by the Office of Thrift Supervision, which can direct us to increase our general or specific loss allowances. We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of our classified assets at the dates indicated. We had no assets classified as doubtful at the dates indicated.

	At December 31,
	2003	2004	2005
	(In thousands)
Substandard assets(1)	$12,605	$9,786	$9,127
Loss assets	65	36	111

Total classified assets	$12,670	$9,822	$9,238

(1)	Includes foreclosed assets owned.

The following table sets forth information regarding our delinquent loans and foreclosed assets, net of specific valuation allowances at December 31, 2005.

	Balance	Number
	(Dollars In Thousands)
Residential real estate loans:
Loans 60 to 89 days delinquent	$4,698	26
Loans more than 89 days delinquent	5,400	20
Commercial and multi-family real estate loans:
Loans 60 to 89 days delinquent	257	1
Loans more than 89 days delinquent	249	3
Land loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Consumer and commercial business loans:
Loans 60 to 89 days delinquent	762	11
Loans more than 89 days delinquent	343	11
Foreclosed assets	1,793	1

Total	$13,502	73

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance and specific allowances for identified problem loans and portfolio segments.

The formula allowance is calculated by applying loss factors to outstanding loans based on an internal risk grading of such loans or pools of loans. Loss factors are based on our historical loss experience adjusted for other significant conditions that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. During the past five years we have not made any changes to our methodology for calculating of the allowance for loan losses.

The conditions that we evaluate in connection with establishing the allowance for loan losses include the following:

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio;

•	duration of the current business cycle; and

•	bank regulatory examination results.

Where any of these conditions is not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the allowance.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually reserved for losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. By reviewing our historical loss experience, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted, if necessary, quarterly based upon the level of net charge-offs expected by management. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that becomes available.

The allowance also incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosure related to impaired loans. A loan is considered impaired when we determine that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses.

Additional specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the formula allowance.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. Further, as we expand our portfolio of commercial real estate and loans that are not secured by real estate, which have a higher risk of loss than single family mortgage loans, we may provide greater allowances for loan losses than we have considered necessary in the past.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	2001	2002	2003	2004	2005
	(Dollars in Thousands)
Total net loans receivable outstanding	$1,581,227	$1,935,999	$2,191,696	$2,556,700	$3,036,710

Average net loans receivable outstanding	$1,561,569	$1,745,639	$2,037,993	$2,424,354	$2,723,586

Allowance balance (at beginning of period)	$4,905	$6,847	$8,318	$11,119	$13,628

Effect of acquisitions	—	—	—	—	995
Provision for losses:
Residential real estate	823	491	506	157	589
Commercial and multi-family residential real estate	521	1,379	1,335	1,527	1,779
Land loans	114	—	126	124	74
Consumer and commercial business	596	116	1,155	928	(565)

Total provisions for losses	2,054	1,986	3,122	2,736	1,877

Charge-offs:
Residential real estate	(43)	(176)	(51)	(2)	(100)
Commercial and multi-family residential real estate	—	—	(7)	—	—
Land loans	—	—	—	—	—
Consumer and commercial business	(74)	(399)	(264)	(250)	(230)

Total charge-offs	(117)	(575)	(322)	(252)	(330)

Recoveries:
Residential real estate	3	28	—	—	—
Commercial and multi-family residential real estate	—	—	—	—	—
Land loans	—	—	—	—	—
Consumer and commercial business	2	32	1	25	1

Total recoveries	5	60	1	25	1

Allowance balance (at end of period)	$6,847	$8,318	$11,119	$13,628	$16,171

Allowance for loan losses as a percent of net loans receivable at end of period	0.43%	0.43%	0.51%	0.53%	0.53%
Net loans charged-off as a percent of average loans outstanding	0.01%	0.03%	0.02%	0.01%	0.01%
Ratio of allowance for loan losses to total non-performing loans at end of period	136.67%	126.21%	99.12%	211.85%	220.13%
Ratio of allowance for loan losses to total non-performing loans, foreclosed assets and in-substance foreclosures at end of period	130.94%	126.21%	99.12%	211.85%	176.94%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2001		2002		2003		2004		2005
	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
One- to four-family residential mortgage	$1,241	53.02%	$836	48.24%	$809	38.86%	$821	33.61%	$840	29.29%
Construction	696	15.98	977	16.54	1,680	18.22	1,572	20.83	2,042	21.42
Commercial real estate	1,226	11.41	2,628	18.78	3,652	25.11	5,078	28.43	6,741	29.43
Multi-family residential	149	1.96	97	2.06	180	4.11	532	3.51	648	5.46
Land loans	114	1.44	114	1.32	240	1.42	364	1.89	438	2.00
Consumer	821	5.90	980	6.42	1,226	7.19	1,379	7.60	1,816	8.15
Commercial business	2,600	10.56	2,686	6.64	3,332	5.09	3,882	4.13	3,646	4.25

Total allowance for loan losses	$6,847	100.00%	$8,318	100.00%	$11,119	100.00%	$13,628	100.00%	$16,171	100.00%

Investment Activities

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund deposit growth, repay borrowings or to fund our loan commitments. We also adjust our liquidity levels depending upon the yields available on alternative investments and upon management’s judgment as to the attractiveness of those yields relative to other opportunities, its expectation of whether more attractive yields will be available in the future, and its projections of the short term demand for funds to be used for our loan originations and other activities.

Our investment portfolio consists of United States Government and United States Government-sponsored agency securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $104.8 million at December 31, 2005, including our interest-earning deposits with other financial institutions with original maturities of three months or less which totaled $39.3 million at December 31, 2005.

Investment Portfolio. The following tables set forth the carrying value of our investments, excluding mortgage backed securities, at the dates indicated. At December 31, 2005, the market value of our investments was approximately $104.8 million. As allowed by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investment in United States Government and United States Government-sponsored agency obligations as available for sale. As a result, such securities are presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

	At December 31,
	2003	2004	2005
	(In thousands)
U.S. Government and agency obligations	$122,209	$64,792	$53,900
Municipal bonds	522	364	236
Interest-earning deposits	33,797	41,082	39,283
Federal Home Loan Bank stock	13,322	17,399	11,398

Total investments	$169,850	$123,637	$104,817

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2005.

	At December 31, 2005
	One Year or Less		One to Three Years		Three to Five Years		Over Five Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Market Value	Average Life in Years (1)	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities:
U.S. Government and agency securities	$25,020	3.07%	$—	—%	$30,183	3.58%	$—	—%	$55,203	$53,900	3.7	3.35%
Municipal bonds	235	3.80	—	—	—	—	—	—	235	236	0.9	3.80
Interest-earning deposits	39,283	4.09	—	—	—	—	—	—	39,283	39,283	—	4.09
Federal Home Loan Bank stock (2)	11,398	4.60	—	—	—	—	—	—	11,398	11,398	—	4.60

Total	$75,936	3.83%	$—	—%	$30,183	3.58%	$—	—%	$106,119	$104,817	3.7	3.76%

(1)	Total weighted average life in years is calculated only on United States Government and United States Government-sponsored agency securities and municipal bonds.
(2)	Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

Sources of Funds

General. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, other sources of funds are the amortization, prepayment and sale of loans and mortgage-backed securities, the maturity of investment securities, our net income from operations and, if needed, advances from the Federal Home Loan Bank. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates and other economic conditions. Borrowings may be used on a short-term basis to meet liquidity needs or on a longer-term basis for general business purposes.

Deposits. We attract consumer and commercial deposits primarily within our market area by offering a broad selection of deposit instruments, including non-interest bearing demand accounts, NOW accounts, passbook savings, money market accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary according to, among other factors, the minimum balance required, the period of time during which the funds must remain on deposit and the interest rate. We regularly evaluate our internal cost of funds, survey rates offered by competing financial institutions, review our cash flow requirements for lending and liquidity, and implement interest rate changes when considered appropriate. We do not obtain deposits through brokers. As a part of our strategy of increasing our business customer base, we have expanded our commercial deposit products and services, particularly variable rate money market accounts, sweep accounts, and other transaction accounts.

Our deposit growth has benefited from the expansion of our branch network to 48 branches at December 31, 2005. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive than checking and savings accounts. At December 31, 2005, certificate of deposit accounts comprised 25.5% of our total deposits.

Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2005 based on original term to maturity.

Weighted Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Amount	Balances	Percentage of Total Deposits
				(In Thousands)
0.00%	None	Non-interest bearing demand	$—	$485,425	13.71%
2.31	None	Interest bearing checking accounts	100	820,588	23.17
3.02	None	Passbooks and statement savings	100	825,117	23.30
3.25	None	Money market accounts	2,500	507,664	14.34

		Certificates of Deposit
3.17	0 - 3 months	Fixed term, fixed rate	1,000	8,765	0.25
4.24	3 - 6 months	Fixed term, fixed rate	1,000	207,751	5.87
3.52	6 - 12 months	Fixed term, fixed rate	1,000	449,050	12.68
2.96	12 - 36 months	Fixed term, fixed rate	1,000	134,528	3.80
3.66	36 - 60 months	Fixed term, fixed rate	1,000	101,986	2.88

	Total			$3,540,874	100.00%

Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

	Year ended December 31,
	2003			2004			2005
	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate
	(Dollars in thousands)
Non-interest bearing demand	$246,853	$—	—%	$350,979	$—	—%	$487,233	$—	—%
Interest bearing checking accounts	477,055	5,553	1.16	622,843	6,667	1.07	700,748	11,494	1.64
Passbooks	526,512	9,643	1.83	702,607	11,860	1.69	786,140	18,271	2.32
Money market accounts	251,965	4,006	1.59	331,765	5,176	1.56	439,835	10,524	2.39
Certificates of deposit	732,822	19,403	2.65	657,735	15,973	2.43	718,457	21,518	3.00

Total	$2,235,207	$38,605	1.73%	$2,665,929	$39,676	1.49%	$3,132,413	$61,807	1.97%

The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

	At December 31,
	2003	2004	2005
	(In thousands)
0.00 – 1.00%	$78,324	$39,562	$25,789
1.01 – 2.00%	209,013	141,203	37,801
2.01 – 3.00%	193,797	263,888	115,725
3.01 – 4.00%	60,962	110,897	405,159
4.01 – 5.00%	135,450	72,468	316,160
5.01 – 6.00%	5,684	2,194	1,240
6.01 – 7.00%	2,637	2,438	206
7.01 – 8.00%	12	—	—

	$685,879	$632,650	$902,080

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2005.

	Amount Due
	Less than One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In thousands)
0.00 – 1.00%	$25,789	$—	$—	$—	$—	$—	$25,789
1.01 – 2.00%	34,761	3,027	2	11	—	—	37,801
2.01 – 3.00%	102,820	3,151	8,262	1,492	—	—	115,725
3.01 – 4.00%	312,132	77,375	9,845	3,910	1,897	—	405,159
4.01 – 5.00%	294,123	21,665	13	359	—	—	316,160
5.01 – 6.00%	1,240	—	—	—	—	—	1,240
6.01 – 7.00%	206	—	—	—	—	—	206

	$771,071	$105,218	$18,122	$5,772	$1,897	$—	$902,080

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005. These deposits represented 11.2% of our total deposits at December 31, 2005.

Remaining Maturity	Amount
(In thousands)
Three months or less	$93,362
Three through six months	176,991
Six through twelve months	92,732
Over twelve months	34,960

Total	$398,045

The following table sets forth the net changes in our deposits for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Deposits	$13,001,169	$16,447,838	$21,233,517
Withdrawals	12,473,767	16,132,268	20,568,097

Net increase before interest credited	527,042	315,570	665,420
Interest credited	34,718	38,999	60,784

Net increase in deposits	$561,760	$354,569	$726,204

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a blanket lien on all of our qualifying one to four family residential first mortgages loans. At December 31, 2005, we had $92.4 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $53.6 million of junior subordinated debentures. The debentures were issued in connection with the issuance $22.7 million of Cumulative Trust Preferred Securities which pay interest at a floating rate of 285 basis points above the three month LIBOR rate issued by Fidelity Capital Trust II, and the issuance by Fidelity Capital Trust III of Cumulative Trust Preferred Securities of $30.9 million, paying interest at a floating rate of 197 basis points above the three month LIBOR rate.

The Federal Home Loan Bank functions as a central reserve bank providing credit to us as well as other member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for loans on the security of such stock and a blanket lien on all of our qualifying one-to four-family residential first mortgages loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness are met. The Federal Home Loan Bank offers several different loan programs and each loan program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. All Federal Home Loan Bank advances have fixed interest rates and mature between three months and 10 years.

	Year Ended December 31,
	2003	2004	2005
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$277,244	$387,679	$249,544
Balance at end of period	264,561	250,855	92.364
Average balance	269,718	307,735	171,526

Weighted average interest rate on:
Balance at end of period	5.81%	5.91%	4.89%
Average balance for period	5.85%	5.86%	5.39%

Subsidiary Activities

Fidelity Federal Bank & Trust has two wholly owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation, is primarily engaged in providing appraisal services for Fidelity Federal Bank & Trust and selling our foreclosed assets. At December 31, 2005, Fidelity Realty and Appraisal Service, Inc. had total equity capital of $960,000, including retained earnings of $485,000. Fidelity Realty and Appraisal Service, Inc. had net income of $161,000 for the year ended December 31, 2004 and net income of $110,000 for the year ended December 31, 2005.

Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. Fidelity Insurance operates as an independent insurance agency, and licensed agents make insurance products available through Fidelity Federal Bank & Trust’s branch offices. Licensed representatives also sell a variety of investment products. At December 31, 2005, Fidelity Insurance had total equity capital of $1.9 million, including retained earnings of $1.4 million. Fidelity Insurance had net income of $247,000 and $420,000 for the years ended December 31, 2004 and 2005, respectively.

Federal savings banks insured by the Savings Association Insurance Fund are required to provide 30 days advance notice to the Office of Thrift Supervision and the Federal Deposit Insurance Corporation before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured savings bank must also provide the Federal Deposit Insurance Corporation and the Office of Thrift Supervision such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the Office of Thrift Supervision. In addition to other enforcement and supervisory powers, the Office of Thrift Supervision may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation. Upon the making of such a determination, the Office of Thrift Supervision may order the savings bank to divest the subsidiary or take other actions.

Personnel

As of December 31, 2005, we had 751 full-time and 195 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

REGULATION

Fidelity Federal Bank & Trust is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision limits the activities in which Fidelity Federal Bank & Trust may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Fidelity Federal Bank & Trust also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Fidelity Federal Bank & Trust also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Fidelity Federal Bank & Trust’s relationship with its depositors and borrowers is regulated by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Fidelity Federal Bank & Trust’s mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or the United States Congress, could have a material adverse impact on the results of the operations of Fidelity Bankshares, Inc. and Fidelity Federal Bank & Trust.

Federal Regulation of Savings Institutions

Business Activities. The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans-to-one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. In particular, many types of loans, such as commercial real estate, commercial business and consumer loans, are limited to a specific percentage of our capital or assets. The description of statutory provisions and regulations applicable to federal savings banks set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Fidelity Federal Bank & Trust.

Capital Requirements. The Office of Thrift Supervision capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the supervisory rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest supervisory rating), and together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal savings banks must generally deduct from regulatory capital investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (Core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

Loans-to-One-Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional 10% of unimpaired capital and surplus may be loaned (for a total of 25% of unpaid capital surplus), if the loan is secured by readily marketable collateral, which is defined to include certain marketable securities, but generally not real estate. As of December 31, 2005, Fidelity Federal Bank & Trust was in compliance with its loans-to-one-borrower limitation.

Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank & Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2005, Fidelity Federal Bank & Trust maintained 69.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings institution which is a subsidiary of a holding company, such as Fidelity Federal Bank & Trust, must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior Office of Thrift Supervision approval. If Fidelity Federal Bank & Trust’s capital falls below its required levels or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Fidelity Federal Bank & Trust’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

Liquidity. Fidelity Federal Bank & Trust is required to maintain liquid assets to meet its liquidity needs. Fidelity Federal Bank & Trust’s average liquidity ratio for the quarter ended December 31, 2005 was 6.23%, and managers consider this level as meeting Fidelity Federal Bank & Trust’s expected needs.

Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the U.S. Department of Justice. Fidelity Federal Bank & Trust received an outstanding Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

Transactions with Related Parties. Fidelity Federal Bank & Trust’s authority to engage in transactions with related parties or “affiliates” or to make loans secured by the securities of any affiliate is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing federal regulations. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Fidelity Federal Bank & Trust’s authority to extend credit to executive officers, directors and 10% or more stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing federal regulations. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. Federal regulation also places individual and aggregate limits on the amount of loans Fidelity Federal Bank & Trust may make to these persons based, in part, on Fidelity Federal Bank & Trust’s capital position, and requires approval procedures to be followed. At December 31, 2005, Fidelity Federal Bank & Trust was in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to as much as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Regulatory Action

Under its Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 (core) capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 (core) risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories, based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution’s primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Fidelity Federal Bank & Trust.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

Federal Home Loan Bank System

The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank & Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2005, Fidelity Federal Bank & Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Fidelity Federal Bank & Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

Fidelity Bankshares, Inc. is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company that controls only one subsidiary savings association which, together with all related activities, represents more than 50% of the holding company’s consolidated net worth. The Office of Thrift Supervision has enforcement authority over Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

As a non-diversified unitary savings and loan holding company that was formed after May 4, 1999, Fidelity Bankshares, Inc. may only engage in business activities that are permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources of the acquiror, the future prospects of the acquiror and the institution to be acquired, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, competitive factors, and the association’s compliance with applicable anti-money laundering regulations.

The USA PATRIOT Act

In response to the terrorist attacks of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was enacted in October 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as Fidelity Federal Bank & Trust, have been required by federal law for years to have an effective anti-money laundering program. As such, the requirements of the USA PATRIOT Act should not have material impact on its operations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to implement legislative reforms to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards (and will be funded by fees from all publicly traded companies), Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, and makes them subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Compliance with the provisions of the Sarbanes-Oxley Act have not had a material impact on our results of operations or financial condition.

TAXATION

Federal Taxation

For federal income tax purposes, Fidelity Bankshares, Inc. and its subsidiaries file a consolidated federal income tax return on a calendar year basis, using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank & Trust’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2005, Fidelity Federal Bank & Trust had a balance of approximately $7.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Fidelity Bankshares, Inc. accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred-tax liabilities and assets are adjusted to reflect changes in the tax laws.

Fidelity Bankshares, Inc. is subject to the corporate alternative minimum tax to the extent it exceeds Fidelity Bankshares, Inc.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses may be limited to 90% of alternative minimum taxable income.

State Taxation

Florida Taxation. Foreign corporations, like Fidelity Bankshares, Inc., pay a 5 1/2% tax on the portion of their net taxable income which is allocable to the State of Florida.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, Fidelity Bankshares, Inc. is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Fidelity Bankshares, Inc. has not been audited by the Internal Revenue Service or the State of Delaware within the past five years. During 2004, the state income tax returns of Fidelity Bankshares, Inc. were audited by the State of Florida for income tax years 2000 through 2003. See Notes 1 and 11 to the Financial Statements.

AVAILABILITY OF ANNUAL REPORT

Our Annual Report on Form 10-K, Code of Ethics required pursuant to the Sarbanes-Oxley Act and our Nominating and Corporate Governance Committee Charter may be obtained by accessing our website at www.fidelityfederal.com.

ITEM 1.A Risk Factors

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover inherent losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates change, this “gap” between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

•	inflation rates;

•	business activity levels;

•	money supply; and

•	domestic and foreign financial markets.

The value of our investment portfolio and the composition of our deposit base also are influenced by prevailing market conditions and interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns, from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments.

Our business is subject to the performance of the local economies in which we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. In addition, the economies of the communities in which we operate depend substantially on the growth of the Florida economy. To the extent that economic conditions in Florida are unfavorable or do not continue to grow as projected, the economies in our market areas would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may, at some point, need to raise additional capital to support continued growth, both internally and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be impaired materially.

Adverse events in Florida, where our business is concentrated, could adversely affect our results and future growth.

Our business, the location of our branches and the real estate collateralizing our commercial real estate loans are concentrated in Florida. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters including tropical storms and hurricanes could affect the credit quality or our assets, the business of our customers and our ability to expand our business.

We may not be able to successfully maintain and manage continued growth.

We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect our efficiency ratio, earnings and shareholder return. In particular, we rely on allocating and retaining experienced lenders to maintain our loan origination capability. Increases in operating expenses or non-performing assets may have an adverse effect on our earnings and on the value of our common stock.

We rely on our management team for the successful implementation of our business strategy.

The success of Fidelity Bankshares and Fidelity Federal has been largely due to the efforts of our senior management team consisting of Vince A. Elhilow, Chairman, President and Chief Executive Officer, Richard D. Aldred, Executive Vice President and Chief Financial Officer, Christopher H. Cook, Executive Vice President and Corporate Counsel, Joseph C. Bova, Executive Vice President and Lending Operations Manager and Robert L. Fugate, Executive Vice President and Operations Manager. The loss of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

We operate in a very competitive banking market.

The area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than we do, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by savings banks and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

ITEM 1.B Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Property

At December 31, 2005, we conducted our business through our administrative office located in West Palm Beach, Florida, and 48 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and two loan production offices located in Palm Beach, Broward, St. Lucie and Indian River Counties. The aggregate net book value of our premises and equipment was $91.2 million at December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

There are various claims and lawsuits in which Fidelity Federal Bank & Trust is periodically involved incident to our business. Other than as set forth below, we believe these legal proceedings, in the aggregate, are not material to our financial condition or results of operations.

On July 1, 2003, Fidelity Federal Bank & Trust was sued as the sole defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe (“Kehoe”), on behalf of himself and other similarly situated persons, alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal’s marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per class member. Kehoe has alleged that the class numbers over 560,000 individuals. On June 14, 2004, the Court granted Fidelity Federal’s Motion for Summary Judgment and entered a Final Judgment in favor of Fidelity Federal against Kehoe ruling that there could be no statutory minimum damages award unless there were some actual damages. This issue was only one of several issued raised by Fidelity Federal. The Court did not rule on the other issues. Kehoe appealed that ruling to the 11th Circuit Court of Appeals and on August 26, 2005, the Circuit Court reversed the Trial Court’s Order of Summary Judgment and remanded this case back to the Trial Court for further proceedings, stating that if there was a finding of damages that such damages could be no less then the statutory minimum per class member. Consequently, the potential damages that could be awarded would be the result of multiplying the statutory minimum of $2,500 per class member by the total class of defendants. However, the Circuit Court also stated that the Trial Court “in its discretion, may fashion what it deems to be an appropriate award.” The Circuit Court also stated that, “the use of the word ‘may’ suggests that the award of any damages is permissive and discretionary.” Fidelity Federal intends to petition the Supreme Court for a Writ of Certiorari to appeal the Circuit Court’s ruling. In addition, Fidelity Federal intends to schedule a class certification hearing and at the hearing to assert a variety of viable theories opposing certification. Fidelity Federal in consultation with counsel, has concluded that the case should not be certified as a class action and that, even if it were, given the facts of this case, the damages would not be material. Therefore, Fidelity Federal intends to vigorously defend the case.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs’ investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.00. The Plaintiffs allege they lost in excess of $18,000,000.00 investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal’s Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff’s claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff’s failure to allege specific ultimate facts that Fidelity Federal Bank & Trust’s alleged actions were the proximate cause of plaintiff’s losses. A Fourth Amended Complaint was filed on January 27, 2006. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol “FFFL”, and there is an established market for such common stock. At December 31, 2005, Fidelity Bankshares, Inc. had 8 market makers.

The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. All prices and dividend data has been adjusted to reflect the Company’s three for two stock split, in the form of a stock dividend, distributed on January 14, 2005 to stockholders of record as of December 31, 2004. As of December 31, 2005, there were 25,114,716 shares of Fidelity Bankshares, Inc. common stock issued and outstanding, net of shares held in treasury. At December 31, 2005, Fidelity Bankshares, Inc. had approximately 3,179 stockholders of record.

Fiscal 2005	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2005	$34.110	$26.250	$0.08
Quarter Ended September 30, 2005	33.000	26.150	0.08
Quarter Ended June 30, 2005	26.920	22.260	0.08
Quarter Ended March 31, 2005	28.527	22.300	0.08

Fiscal 2004	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2004	$28.840	$24.180	$0.080
Quarter Ended September 30, 2004	25.767	22.200	0.067
Quarter Ended June 30, 2004	24.687	20.413	0.067
Quarter Ended March 31, 2004	25.573	20.833	0.067

On October 20, 2004, the Company, through Fidelity Capital Trust III issued $30.9 million of trust preferred securities. These securities bear interest at three month LIBOR plus 1.97% and mature in 2034. The net proceeds of $29.8 million from this issue were used on November 24, 2004 to redeem the $29.6 million of 8.375%, fixed rate trust preferred securities, issued through Fidelity Capital Trust I.

On December 15, 2004, the Company completed a secondary offering of 1.15 million shares of its common stock. Of the $43.8 million net proceeds from the issue, the Company invested $35.0 million in its wholly-owned subsidiary Fidelity Federal Bank & Trust to provide funds for the bank’s continued branch expansion. The remaining funds were retained by the Company for general corporate purposes.

Fidelity Bankshares, Inc. did not repurchase any of its shares during 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

OF FIDELITY BANKSHARES, INC. AND SUBSIDIARY

The following tables set forth selected consolidated historical financial and other data of Fidelity Bankshares, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of Fidelity Bankshares, Inc.

	At December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$2,136,935	$2,439,397	$3,048,222	$3,470,539	$4,082,611
Loans receivable, net	1,581,227	1,935,999	2,191,696	2,556,700	3,036,710
Mortgage-backed securities and corporate debt securities	237,671	145,139	471,228	529,640	598,834
Investment securities(1)	152,446	166,286	169,850	123,637	104,817
Deposits	1,559,436	1,898,341	2,460,101	2,814,670	3,540,874
Total borrowings(2)	355,342	326,537	358,970	350,560	200,085
Stockholders’ equity	177,612	169,087	184,509	251,283	284,768
Book value per common share(3) (5)	$7.50	$7.10	$8.19	$10.29	$11.34
Tangible book value per common share(4) (5)	$7.41	$7.01	$7.94	$10.20	$10.51

(1)	Includes interest-bearing deposits, United States Government and United States Government-sponsored agency securities and Federal Home Loan Bank stock.
(2)	Includes $29.6 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I, and $22.7 million of junior subordinated debentures issued in connection with the issuance of Trust Preferred Securities by Fidelity Capital Trust II with interest at a floating rate of 285 basis points above the three month LIBOR rate, and $30.9 million in connection with the issuance of Trust Preferred Securities by Fidelity Capital Trust III with interest at a floating rate of 197 basis points above the three month LIBOR rate.
(3)	Book value per share data is calculated by dividing total Stockholders’ equity by total common shares outstanding.
(4)	Tangible book value per share data is calculated by dividing total Stockholders’ equity, less goodwill and core deposit intangibles, by total common shares outstanding.
(5)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares MHC in 2002 and the 3-for-2 stock split, in the form of a stock dividend, distributed on January 14, 2005, to stockholders of record on December 31, 2006.

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$138,480	$137,867	$143,683	$164,664	$206,551
Interest expense	81,422	61,768	57,164	59,864	76,211

Net interest income	57,058	76,099	86,519	104,800	130,340
Provision for loan losses	2,054	1,986	3,122	2,736	1,877

Net interest income after provision for loan losses	55,004	74,113	83,397	102,064	128,463

Other income	12,014	14,603	19,640	22,143	23,353

Non-interest expense	53,972	61,181	73,637	86,620	100,059

Income before taxes	13,046	27,535	29,400	37,587	51,757
Income tax expense	5,166	10,737	11,479	14,690	19,675

Net income	$7,880	$16,798	$17,921	$22,897	$32,082

Income per common share:
Basic(1)	$0.34	$0.75	$0.82	$1.04	$1.32

Diluted(1)	$0.34	$0.74	$0.81	$1.01	$1.28

Cash dividends declared per common share	$0.27	$0.27	$0.27	$0.28	$0.32

(1)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC in 2002 and the 3-for 2 stock split in 2004.

	At and for the Years ended December 31,
	2001	2002	2003	2004	2005
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.38%	0.71%	0.64%	0.69%	0.85%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	5.46%	9.49%	10.15%	11.49%	11.87%
Non-interest income to average assets	0.58%	0.62%	0.70%	0.66%	0.62%
Non-interest expense to average assets	2.62%	2.60%	2.63%	2.60%	2.66%
Net interest rate spread during the period	2.55%	3.45%	3.29%	3.53%	3.70%
Net interest margin (net interest income to average interest earning assets)	2.85%	3.51%	3.31%	3.36%	3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.37%	102.09%	101.62%	101.67%	101.76%
Efficiency ratio(1)	78.14%	67.45%	69.36%	68.24%	65.10%
Dividend payout ratio	76.92%	35.71%	32.25%	26.92%	24.24%

Asset Quality Ratios:
Nonperforming loans to net loans at end of period	0.32%	0.34%	0.51%	0.25%	0.24%
Allowance for loan losses to nonperforming loans at end of period	136.67%	126.21%	99.12%	211.85%	220.13%
Allowance for loan losses to total loans at end of period	0.43%	0.43%	0.51%	0.53%	0.53%
Non-performing assets to total assets at end of period	0.24%	0.27%	0.37%	0.19%	0.22%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.03%	0.02%	0.01%	0.01%

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.31%	6.93%	6.05%	7.24%	6.98%
Average stockholders’ equity to average total assets	7.02%	7.53%	6.31%	5.97%	7.18%
Tangible capital to tangible assets at end of period(2)	7.97%	7.68%	7.10%	8.14%	7.63%
Core capital to adjusted tangible assets at end of period(2)	7.97%	7.68%	7.10%	8.14%	7.63%
Risk-based capital to risk-weighted assets at end of period(2)	12.45%	11.01%	10.79%	11.80%	11.28%

Other Data:
Number of branch offices at end of period	38	40	41	43	48
Number of deposit accounts at end of period	133,650	142,683	148,023	151,739	166,263

(1)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.
(2)	Represents regulatory capital ratios for Fidelity Federal Bank & Trust only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects Fidelity Bankshares, Inc.’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Fidelity Bankshares, Inc.’s consolidated financial statements and their notes beginning on page F-1, and the other statistical data provided in this report. This report contains certain “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “intend,” “anticipate,” “should,” planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions; changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles policies, or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

We conduct no business other than holding the common stock of Fidelity Federal Bank & Trust. Consequently, our net income depends on the net income of Fidelity Federal Bank & Trust. The net income of Fidelity Federal Bank & Trust is derived primarily from its net interest income, which is the difference between the interest income we receive on loans, mortgage-backed securities and investments and our cost of funds, consisting of interest paid on deposits and borrowings. Fidelity Federal Bank & Trust’s net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expenses such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. In addition, earnings are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond our control. In particular, the general level of market interest rates tends to be highly cyclical.

Acquisition of First Community Bancorp, Inc.

On April 1, 2005 we acquired 100 percent of the outstanding common stock First Community Bancorp, Inc. (“First Community”). The aggregate purchase price was $27.9 million, consisting of $15.0 million in cash and 525,036 shares of our common stock. At closing, First Community had total assets of $155.8 million and total deposits of $137.7 million.

Critical Accounting Policies

The accounting and reporting policies of Fidelity Bankshares, Inc. and its subsidiaries conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of our significant accounting policies is contained in Note 1 to the consolidated financial statements. Our critical accounting policies are shown below.

Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of inherent losses in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or inherent losses and to assign risk grades. The primary responsibility for this review rests with the management personnel who are responsible for overseeing the credit relationship. This review is supplemented with periodic reviews by our credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems, and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

The allowance also incorporates the results of measuring impaired loans. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by establishing a specific loan loss allowance for the impaired loan.

Servicing Assets. Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair valued is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount of servicing rights. If we later determine that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Changes in Financial Position

Comparison of Financial Position at December 31, 2004 and December 31, 2005

Our assets increased by $612.1 million, from $3.5 billion at December 31, 2004 to $4.1 billion at December 31, 2005. Of this increase, approximately $155.8 million was the result of the Company’s acquisition of First Community Bancorp, Inc., which was consummated on April 1, 2005. Our net loans receivable increased by $480.0 million. We continued to improve our regulatory capital ratios by securitizing loans receivable from our loan portfolio, which resulted in an increase in assets held to maturity of $153.3 million. In addition, cash and cash equivalents increased by $40.5 million. We also repaid $158.5 million of FHLB advances.

Funds were principally provided for the increases in assets and repayment of FHLB advances by a reduction in assets available for sale of $95.2 million and an increase in deposits of $726.2 million. The Company’s increase in equity of $33.5 million resulted from the issuance of approximately $14 million of the Company’s common stock, to effect our acquisition of First Community Bancorp, together with our net income, net of dividends.

Stockholder’s equity totaled $284.8 million at December 31, 2005, compared to $251.3 at December 31, 2004.

Results of Operations

Results of operations for the years ended December 31, 2004 and 2005

General. Our net income for the year ended December 31, 2005 was $32.1 million, $1.32 basic and $1.28 diluted earnings per share. By comparison, our net income for the year ended December 31, 2004 was $22.9 million, or $1.04 basic and $1.01 diluted earnings per share. The increase in net income of $9.2 million, or 40.1%, was the result of increases in net interest income, and other income, and decrease in the provision for loan losses, partially offset by increases in operating expenses and income tax expense. Our interest income increased by $ 41.9 million, or 25.4%, from $164.7 million for the year ended December 31, 2004 to $206.6 million for the year ended December 31, 2005. This was partially offset by an increase in interest expense of $16.3 million, or 27.3%, from $59.9 million for the year ended December 31, 2004 to $76.2 million in 2005. Our provision for loan losses declined by $859,000 from $2.7 million in 2004 to $1.9 million for the year ended December 31, 2005. Other income increased by $1.2 million from $22.1 million to $23.4 million for the years ended December 31, 2004 and 2005, respectively. Operating expense increased by $13.4 million, or 15.5%, from $86.6 million for the year ended December 31, 2004 to $100.1 million for the year ended December 31, 2005.

Interest income. Our interest income increased by $41.9 million, or 25.4%, from $164.7 million in 2004 to $206.6 million for the year ended December 31, 2005. Two factors primarily contributed to this increase. The yield on our earning assets increased from 5.28% in 2004 to 5.92% in 2005 and the average balance of our interest earning assets increased by $369.5 million, or 11.9%, from $3.1 billion for the year ended December 31, 2004 to $3.5 billion in 2005. The increase in yield reflects loan production and investment activities in a higher interest rate environment, together with increases in yield resulting from adjustable rate loans, whose rates are tied to treasury or prime rates.

Interest income on mortgage loans increased by $21.9 million, or 17.8%, from $123.2 million in 2004 to $145.2 million for the year ended December 31, 2005. The average balance of these loans increased by $226.0 million, or 10.8%, and was accompanied by an increase in yield of mortgage loans from 5.87% for the year ended December 31, 2004 to 6.24% in 2005. Interest income from consumer and commercial loans increased by $8.1 million, or 43.4%, from $18.7 million in 2004 to $26.8 million for the year ended December 31, 2005. The average balance of consumer and commercial loans increased by $73.2 million, or 22.5%, from $325.2 million to $398.5 million for the years ended December 31, 2004 and 2005, respectively. In addition, as these loans principally have adjustable rates, their average yield increased from 5.74% in 2004 to 6.72% in 2005. Mortgage-backed securities interest income increased by $12.9 million, or 71.0%, from $18.1 million for the year ended December 31, 2004 to $31.0 million for the same period in 2005. The average balance of these securities increased, due to the securitization of loans from our loan portfolio to improve our regulatory risk-based capital ratios, by $179.4 million, or 38.5%, from $466.0 million in 2004 to $645.5 million for the year ended December 31, 2005. In addition, the average yield on these assets increased from 3.89% in 2004 to 4.80% in 2005. Interest income from investment securities declined by $1.2 million. The average balance of these investments declined by $84.9 million, or 56.9%, from $149.3 million in 2004 to $64.4 million in 2005, but was partially offset by an increase in the average yield on the investments from 2.16% in 2004 to 3.12% in 2005. The proceeds from the reduction in investment securities was used to fund higher yielding loans. Interest income from other investments increased by $188,000, as the average balance of these assets declined by $24.3 million, but the decline was offset by an increase in the average yield from 1.81% in 2004 to 2.98% in 2005.

Interest expense. Interest expense increased by $16.3 million, or 27.3%, from $59.9 million for the year ended December 31, 2004 to $76.2 million for the year ended December 31, 2005. Interest expense on deposits increased by $22.1 million, or 55.8%, from $39.7 million in 2004 to $61.8 million in 2005. The average balance of our deposits increased by $466.5 million, or 17.5%, from $2.7 billion in 2004 to $3.1 billion in 2005. This was accompanied by an increase in the average cost of the deposits from 1.49% in 2004 to 1.97% for the year ended December 31, 2005. The increase in the cost of deposits reflects the higher rate environment experienced in 2005, compared to 2004. The increase in interest expense on deposits was partially offset by a decline of interest expense on our borrowings of $5.8 million, or 28.7%, from $20.2 million in 2004 to $14.4 million in 2005. The average balances of our borrowings declined by $105.9 million, or 26.4%, from $400.5 million in 2004 to $294.6 million in 2005. The decline in borrowings reflects our repayment of higher costing FHLB advances. The decline in the average balance of borrowings was also accompanied by a decline in the average cost of the borrowings from 5.04% in 2004 to 4.89% for the year ended December 31, 2005 due to maturities of higher rate advances.

Net interest income. Our net interest income increased by $25.5 million, or 24.4%, from $104.8 million for the year ended December 31, 2004 to $130.3 million for the year ended December 31, 2005. Our interest rate spread increased from 3.33% in 2004 to 3.70% in 2005. The improvement in our net interest rate spread is the result of interest rate increases in our portfolio of adjustable rate loans, as they reset in a higher rate environment, and new loan production in the higher rate environment. In addition, we have repaid higher costing FHLB advances with proceeds from lower cost retail deposits.

Provision for loan losses. Our provision for loan losses decreased by $859,000 from $2.7 million for the year ended December 31, 2004 to $1.9 million for the year ended December 31, 2005.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to our capital for purposes of calculating our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we continue to increase our origination of commercial business loans, consumer loans and commercial real estate loans and the percentage of such loans we maintain in our loan portfolio our provision for loan losses may increase in future periods, as these loans traditionally have a higher risk of loss than residential mortgage loans.

Other income. Other income increased by $1.2 million, or 5.5%, from $22.1 million in 2004 to $23.4 million for the year ended December 31, 2005. Fee income from service charges on deposit accounts increased by $261,000, from $11.0 million in 2004 to $11.3 million in 2005. Income from other banking services, which include premiums on insurance sales, annuity sales and fee income from trust services increased by $1.3 million, or 15.4%, from $8.1 million for the year ended December 31, 2004 to $9.4 million in 2005. The increase in fee income has generally been the result of the growth in our overall deposit base. The gain on sale of loans and miscellaneous other income remained relatively constant in 2004 and 2005. Offsetting increases mentioned above, was a decline in the gain on sale of securities of $407,000, as there were no gains or losses on securities sold in 2005.

Operating expense. Operating expense increased by $13.4 million, or 15.5%, from $86.6 million for the year ended December 31, 2004 to $100.1 million for the year ended December 31, 2005. Employee compensation and benefits expense increased by $7.8 million, or 15.9%, from $49.1 million in 2004 to $56.9 million in 2005. The number of our full time equivalent employees increased by 97, or 12.6%, from 769 at December 31, 2004 to 866 at December 31, 2005. This is primarily due to our acquisition of First Community Bancorp on April 1, 2005 and the addition of one branch office and a loan production office during the year ended December 31, 2005. In addition, our benefits expense increased by $1.8 million, or 16.9% from 2004 to 2005. Of this increase, $1.3 million pertains to pension expense. While the increase reflects an increase in the number of employees, it also reflects a change in calculation of the benefit obligation to recognize that most retiring employees take a lump sum distribution, rather than a monthly pension. Occupancy and equipment expense increased by $4.2 million, or 25.5%, from $16.6 million in 2004 to $20.8 million for the year ended December 31, 2005. The increase reflects the effects of operating more offices, principally as a result of our acquisition, but also includes an increase of $1.5 million in data processing costs. While a portion of this increase relates to operating more offices and serving more customers, it also results from our greater use of technology. Marketing expense increased by $604,000, or 26.3%, from $2.3 million in 2004 to $2.9 million for the year ended December 31, 2005. Miscellaneous operating expense increased by $781,000, or 4.2%, from $18.6 million for the year ended December 31, 2004 to $19.4 million for the same period in 2005. This expense, in 2005, includes the amortization of $570,000 of core deposit intangibles, which arose from our acquisition of First Community Bancorp. There was no such expense in 2004.

Income taxes. Our provision for income taxes increased by $5.0 million, or 33.9%, from $14.7 million for the year ended December 31, 2004 to $19.7 million for the year ended December 31, 2005. This increase approximates the increase in our income before taxes.

Results of Operations

Results of operations for the years ended December 31, 2003 and 2004

General. We split our common stock on a three for two share basis by distributing a stock dividend to our shareholders of record on December 31, 2004. All per share data retroactively reflects this stock split. Our net income for the year ended December 31, 2004 was $22.9 million, or $1.04 basic and $1.01 diluted earnings per share, compared to net income for the year ended December 31, 2003 of $17.9 million or $.82 basic and $.81 diluted earnings per share. Several factors contributed to this $5.0 million, or 27.9%, increase in net income. Interest income increased by $21.0 million from $143.7 million for the year ended December 31, 2003 to $164.7 million for the year ended December 31, 2004.

Interest expense, however, increased by only $2.7 million from $57.2 million for 2003 to $59.9 million for the year ended December 31, 2004. As a result, net interest income increased by $18.3 million, or 21.2%, from $86.5 million for the year ended December 31, 2003 to $104.8 million in 2004. Our provision for loan losses was $3.1 million and $2.7 million for the years ended December 31, 2003 and 2004, respectively, a decrease of $385,000 from year to year. Other income increased $2.5 million from $19.6 million for the year ended December 31, 2003 to $22.1 million for the year ended December 31, 2004. Operating expense increased by $13.0 million, or 17.6%, from $73.6 million in 2003 to $86.6 million for the year ended December 31, 2004.

Interest income. Our interest income increased by $21.0 million, or 14.6%, from $143.7 million in 2003 to $164.7 million for the year ended December 31, 2004. Although the average yield on our interest earning assets declined from 5.50% for the year ended December 31, 2003 to 5.28% for the year ended December 31, 2004, our average interest earning assets increased by $505.0 million or 19.3%, from $2.6 billion to $3.1 billion. The decline in average yield resulted primarily from the repayment of assets acquired in a higher interest rate environment being replaced in a lower interest rate environment.

Interest income on mortgage loans increased by $12.4 million, or 11.3%, from $110.8 million for the year ended December 31, 2003 to $123.2 million for the year ended December 31, 2004. While the average balance of these loans increased by $340.7 million, or 19.4%, the average yield on the loans declined from 6.30% during 2003 to 5.87% during 2004. Interest income on consumer and commercial business loans increased by 7.0%, or $1.2 million, from $17.5 million for the year ended December 31, 2003 to $18.7 million during 2004. Although the average balance of these loans increased by $45.7 million, or 16.4%, this was partially offset by a decrease in average yield on these loans from 6.25% for the year ended December 31, 2003 to 5.74% for the year ended December 31, 2004. The average balance of our mortgage-backed securities increased by $66.1 million, or 16.5%. Together with an increase in yield from 3.15% in 2003 to 3.89% during 2004, this resulted in an increase in interest income of $5.5 million, or 43.9%, from $12.6 million in 2003 to $18.1 million for the year ended December 31, 2004. Interest income from investment securities increased by $2.0 million, or 160.4%, from $1.2 million in 2003 to $3.2 million in 2004, as a result of a 153.3% increase in the average balances of these assets. The yield on investment securities for the years ended December 31, 2003 and 2004 was 2.10% and 2.16%, respectively. Our interest income on other investments declined by $216,000, or 13.2%, from $1.6 million for the year ended December 31, 2003 to $1.4 million for the year ended December 31, 2004. While the average yield on these investments increased from 1.41% during 2003 to 1.81% for the year ended December 31, 2004, the average balance of these investments declined by 32.7%, offsetting the benefits from the increase in yield.

Interest expense. Interest expense increased by $2.7 million, or 4.7%, from $57.2 million for the year ended December 31, 2003 to $59.9 million for the year ended December 31, 2004. Interest expense on deposits increased by $1.1 million, or 2.8%, from $38.6 million for the year ended December 31, 2003 to $39.7 million for the year ended December 31, 2004. During 2004, the average balance of our deposits increased by $430.7 million, or 19.3%. The average cost of our deposits during 2004 was 1.49%, compared to 1.73% for the year ended December 31, 2003. The principal reason for the decrease in that the average cost of our deposits was the increase in our total core deposits, consisting of lower costing checking, savings and money market accounts. At December 31, 2004, 2003 and 2002 our core deposits comprised 77.5%, 72.1% and 59.6%, respectively, of our total deposits. Management believes that these core deposits will be less interest rate sensitive in a rising interest rate environment. The average balance of our borrowings for the year ended December 31, 2004 increased by $64.7 million, or 19.3%. The average cost of our borrowings during 2003 was 5.53% and declined to 5.04% for the year ended December 31, 2004. Accordingly, interest expense on borrowings increased by only $1.6 million, or 8.8%, from $18.6 million for the year ended December 31, 2003 to $20.2 million for the year ended December 31, 2004.

Net interest income. Our net interest income increased by $18.3 million, or 21.1%, from $86.5 million for the year ended December 31, 2003 to $104.8 million for the year ended December 31, 2004. Our net interest spread remained relatively constant at 3.28% and 3.33% for the years ended December 31, 2003 and 2004, respectively. However, our average balance of interest earning assets increased by $505 million, or 19.3%, resulting in the increase in net interest income.

Provision for loan losses. Our provision for loan losses decreased by $386,000 from $3.1 million to $2.7 million for the years ended December 31, 2003 and 2004, respectively.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our portfolio. General valuation allowances are added to our capital for purposes of calculating our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we continue to increase our originations of commercial business loans, consumer loans and commercial real estate loans, our provision for loan losses is likely to increase in future periods, since such loans traditionally have a higher risk of loss than residential mortgage loans.

Other income. Other income increased by 12.7%, or $2.5 million, from $19.6 million for the year ended December 31, 2003 to $22.1 million for the year ended December 31, 2004. Income from service charges on deposit accounts increased by $1.0 million, or 9.6%, from $10.0 million in 2003 to $11.0 million for the year ended December 31, 2004. Fees for other banking services, which includes premiums on insurance sales, trust fee income and annuity sales increased by $1.2 million, or 17.6%, from $6.9 million to $8.1 million for the years ended December 31, 2003 and 2004, respectively. Net gain on the sale of loans was $4.2 million and $619,000 for the years ended December 31, 2003 and 2004, respectively, a decline of $3.5 million, or 85.1%. The year ended December 31, 2003 included a one-time gain of $1.5 million on the sale of $50.0 million of loans. We have been selling substantially all of the 30 year, fixed rate loans that we originate. During 2004, our customers have opted for a greater percentage of shorter duration loans and adjustable rate loans. As a result, we have had fewer loans available for sale.

Operating expense. Operating expense increased by $13.0 million, or 17.6%, from $73.6 million for the year ended December 31, 2003 to $86.6 million for the year ended December 31, 2004. Employee compensation and benefits expense increased by $5.6 million, or 13.0%, from $43.5 million during 2003 to $49.1 million for the year ended December 31, 2004. Direct compensation accounted for $4.3 million of the $5.6 million increase, while benefits cost increases were $1.3 million. The company’s workforce grew by 6.4%, to 769 full time equivalent employees at December 31, 2004 from 723 full time equivalent employees at December 31, 2003. Increases in benefit costs include a $614,000 increase in medical care costs and a $449,000 increase in ESOP costs which reflects increases in the market value of our common stock. Occupancy and equipment costs increased by $2.1 million, or 14.8%, from $14.5 million for the year ended December 31, 2003 to $16.6 million for the year ended December 31, 2004. Of this increase, $853,000 is attributable to increased data processing costs, while the remainder is largely related to our continued growth. Marketing and federal deposit insurance costs increased by $164,000 and $53,000, respectively, from 2003 to 2004. Miscellaneous expense increased by 37.2%, or $5.0 million, from $13.6 million for the year ended December 31, 2003 to $18.6 million for the year ended December 31, 2004. Of this increase, $1.1 million resulted from the write off of deferred issuance costs on the redemption of trust preferred securities, $1.4 million relates to the write off of fraudulent checks received, $550,000 resulted from the write off of misapplied account balances in connection with our check imaging conversion, $1.1 million reflected increased temporary help costs, $902,000 was for consulting and accounting cost primarily related to Sarbanes-Oxley compliance, and $250,000 was for the settlement of a lawsuit.

Income taxes. Our provision for income taxes was $14.7 million for the year ended December 31, 2004, compared to $11.5 million for the year ended December 31, 2003. This represents a 28.0% increase in income taxes, which corresponds to the increase in our income before taxes. Our effective tax rate was 39.0% in both 2003 and 2004.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. No tax-equivalent adjustments have been made and all average balances are daily average balances. Non-accruing loans have been included in the yield calculations in this table and dividends received are included as interest income.

	For the Years Ended December 31,
	2003			2004			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,758,459	$110,771	6.30%	$2,099,127	$123,235	5.87%	$2,325,124	$145,178	6.24%
Consumer and commercial business loans	279,534	17,459	6.25	325,227	18,681	5.74	398,462	26,781	6.72
Mortgage-backed securities	399,898	12,585	3.15	466,035	18,113	3.89	645,458	30,980	4.80
Investment securities	58,919	1,236	2.10	149,286	3,219	2.16	64.362	2,008	3.12
Other investments (1)	115,977	1,632	1.41	78,042	1,416	1.81	53,779	1,604	2.98

Total interest-earning assets	2,612,787	143,683	5.50	3,117,717	164,664	5.28	3,487,185	206,551	5.92
Non-interest-earning assets	185,591			219,080			274,898

Total assets	$2,798,378			$3,336,797			$3,762,083

Interest-bearing liabilities:
Deposits	$2,235,207	$38,605	1.73%	$2,665,929	$39,676	1.49%	$3,132,413	$61,807	1.97%
Borrowed funds	335,832	18,559	5.53	400,498	20,188	5.04	294,572	14,404	4.89

Total interest-bearing liabilities	2,571,039	57,164	2.22	3,066,427	59,864	1.95	3,426,985	76,211	2.22
Non-interest bearing liabilities	50,862			71,097			64,881

Total liabilities	2,621,901			3,137,524			3,491,866
Stockholders’ equity	176,477			199,273			270,217

Total liabilities and stockholders’ equity	$2,798,378			$3,336,797			$3,762,083

Net interest income		$86,519			$104,800			$130,340

Net interest rate spread (2)			3.28%			3.33%			3.70%

Net interest margin (3)			3.31%			3.36%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.62%			101.67%			101.76%

	At December 31, 2005
	Actual Balance	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$2,593,087	6.33%
Consumer and commercial business loans	443,623	7.23
Mortgage-backed securities	598,834	4.82
Investment securities	54,136	2.77
Other investments (1)	50,681	3.88

Total interest-earning assets	3,740,361	6.11
Non-interest-earning assets	342,250

Total assets	$4,082,611

Interest-bearing liabilities:
Deposits	$3,540,874	2.63%
Borrowed funds	200,085	4.90

Total interest-bearing liabilities	3,740,959	2.75
Non-interest bearing liabilities	56,884

Total liabilities	3,797,843
Stockholders’ equity	284,768

Total liabilities and stockholders’ equity	$4,082,611

Net interest rate spread (2)		3.36%

Net interest margin (3)		3.36%

Ratio of interest-earning assets to interest-bearing liabilities		99.98%

(1)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(2)	Net interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) the allocation of changes in rate and volume; and (iv) the net change.

	Years Ended December 31,
	2005 vs. 2004			Total Increase (Decrease)	2004 vs. 2003			Total Increase (Decrease)
	Increase/(Decrease) Due to				Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Mortgage loans	$13,268	$7,832	$843	$21,943	$21,460	$(7,536)	$(1,460)	$12,464
Consumer and commercial business loans	4,207	3,178	715	8,100	2,854	(1,403)	(229)	1,222
Mortgage-backed securities	6,973	4,255	1,639	12,867	2,081	2,958	489	5,528
Investment securities	(1,831)	1,439	(819)	(1,211)	1,896	34	53	1,983
Other investments	(440)	912	(284)	188	(534)	472	(154)	(216)

Total interest-earning assets	22,177	17,616	2,094	41,887	27,757	(5,475)	(1,301)	20,981

Interest expense:
Deposits	6,943	12,927	2,261	22,131	7,439	(5,339)	(1,029)	(1,071)
Borrowed funds	(5,339)	(604)	159	(5,784)	3,574	(1,631)	(314)	(1,629)

Total interest-bearing liabilities	1,604	12,323	2,420	16,347	11,013	(6,970)	(1,343)	2,700

Change in net interest income	$20,573	$5,293	$(326)	$25,540	$16,744	$1,495	$42	$18,281

Asset and Liability Management - Interest Rate Sensitivity Analysis

The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by Fidelity Federal Bank & Trust and, therefore, nearly all of our interest rate risk is at the Fidelity Federal Bank & Trust level.

We monitor interest rate risk by various methods, including “gap” analysis and analyzing changes in the net present value of our assets, liabilities and off-balance sheet items (our net portfolio value or “NPV”) which analysis, is reviewed with the Board of Directors on a quarterly basis. We use an internal model that generates estimates of our NPV over a range of interest rate scenarios. The model calculates NPV essentially by discounting the cash flows from our assets and liabilities to present value using current market rates, and adjusting those discount rates accordingly for various interest rate scenarios.

The following table sets forth our estimated internal calculations of NPV as of December 31, 2005, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down.

Changes in Rates	Net Portfolio Value
(Basis Points)	Amount	$ Change	% Change
		(Dollars in Thousands)
+200bp	$567,791	$115,277	25.5%
+100bp	$471,134	$18,620	4.1%
-0-	$452,514	$0	0%
-100bp	$484,551	$32,037	7.1%
-200bp	$444,872	$(7,642)	(1.7)%

In preparing the NPV table above, we have estimated prepayment rates for our loans ranging from 9% to 40%, depending on the interest rate scenario and loan type. These rates are management’s best estimate based on prior repayment experience.

Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for interest bearing checking accounts, passbook and money market deposits. We have used national decay rates calculated by a leading bank consulting firm and therefore may be different than the actual decay rates that we may experience. The following decay rates were used for this analysis and the “gap” analysis which follows.

	Year One	Year Two	Year Three	Year Four	Year Five	Year Six	Year Seven	Year Eight	Year Nine	Year Ten	Over Ten Years
Interest bearing checking accounts	6.63	4.34	3.78	3.36	3.02	2.76	2.52	2.31	2.16	2.04	100.00
Passbook, club accounts	8.92	7.29	6.90	6.55	6.20	5.92	5.41	4.93	4.62	4.33	100.00
Money market deposit accounts	14.76	12.29	10.63	8.99	7.94	7.06	6.53	6.05	5.50	5.03	100.00

The above assumptions are estimates of annual percentages based on remaining balances. Although management believes these deposit decay rates are a reasonable estimate of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by us in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the changes in the contractual interest rates of our assets and liabilities may not occur at the same time as changes in market interest rates. Additionally, certain assets, such as adjustable rate (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the above table. Management also has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of the assets and liabilities, there can be no assurance that the fair values presented would be indicative of the value negotiated in an actual sale.

While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our NPV, as actual results may vary. At December 31, 2005, we were not required by the Office of Thrift Supervision to hold additional risk-based capital for interest rate risk-purposes.

We also monitor the matching of assets and liabilities through “gap” analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific time period compared to the amount of interest-bearing liabilities expected to mature or reprice within that period. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earnings assets maturing or repricing within a specified period of time. Gap analysis involves the use of numerous assumptions, as does NPV. Generally, companies with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. As shown in the following table, our cumulative one-year interest rate sensitivity gap at December 31, 2005 was a positive 23.45%.

	Period to Repricing
	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years
	(Dollars in Thousands)
Interest-earning assets (1):
Residential mortgage loans: (2)
Fixed rate	$29,757	$81,247	$169,241	$115,086	$218,138
Adjustable rate	148,260	253,538	214,788	293,685	—
Commercial mortgage loans: (2)
Fixed rate	14,539	28,734	45,646	28,054	43,830
Adjustable rate	289,933	611,920	19,120	943	—
Other loans: (2)
Fixed rate	14,939	27,595	35,788	15,492	6,200
Adjustable rate	339,733	9,791	—	—	—
Mortgage-backed securities
Fixed rate	28,018	76,408	156,774	105,356	167,780
Adjustable rate	72,525	—	—	—	—
Municipal bonds and government and agency securities – fixed rate	15,019	10,236	—	30,183	—
Other interest earning assets – adjustable	50,681	—	—	—	—

Total	$1,003,404	$1,099,469	$641,357	$588,799	$435,948

Interest-bearing liabilities
Deposits: (3)
Checking and funds transfer accounts	$24,863	$74,589	$104,692	$76,403	$1,025,466
Passbook accounts	18,400	55,200	102,860	80,069	568,588
Money market accounts	18,733	56,198	93,529	55,006	284,198
Certificate accounts (4)	204,327	567,131	122,995	7,627	—
Borrowings: (4)	116,006	10,052	73,391	363	181

Total	$382,329	$763,170	$497,467	$219,468	$1,878,433

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$621,075	$336,299	$143,890	$369,331	$(1,442,485)

Cumulative excess of interest-earning assets over interest-bearing liabilities	$621,075	$957,374	$1,101,264	$1,470,595	$28,110

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	15.21%	23.45%	26.97%	36.02%	0.69%

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.
(2)	Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3)	All of our deposits, other than certificates of deposit, are generally subject to immediate withdrawal. However, in preparation of this table we used national decay rates calculated by a leading bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm’s calculations of national average deposit runoff. These decay rates may be different than the actual decay rates we experienced.
(4)	Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Certain shortcomings are inherent in any methodology used to calculate interest rate sensitivity. The asset prepayment speed and deposit decay rate assumptions are based on past experience and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced in any given period. In the event of changes in interest rates, prepayment and early withdrawal would possibly deviate significantly from those assumed in calculating the above table. Also, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Certain assets such as adjustable rate mortgage loans have features that restrict changes in interest rates on a short term basis and over the life of the asset.

In recent years our policy has been to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities, and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in a low-interest-rate environment, borrowers typically prefer fixed-rate loans to ARM loans. We do not solicit high-rate jumbo certificates or brokered funds.

Liquidity and Capital Resources

Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Our liquidity ratio averaged 11.5%, 7.4% and 7.0% during the months ended December 31, 2003, 2004 and 2005, respectively. Our liquidity ratio averaged 11.5%, 10.2% and 6.4% for the years ended December 31, 2003, 2004 and 2005, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the Federal Home Loan Bank of Atlanta amounted to $33.8 million, $41.1 million and $23.0 million at December 31, 2003, 2004 and 2005, respectively. Other assets qualifying for liquidity purposes at December 31, 2003, 2004 and 2005, totaled $261.9 million, $110.9 million and $278.8 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provides an additional source of funds. At December 31, 2005, we had $92.4 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

At December 31, 2005, we had outstanding loan commitments of $240.0 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2005, certificates of deposit scheduled to mature in less than one year, totaled $771.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank & Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $146.0 million, consists of obligations to the FHLB totaling $92.4 million and $53.6 million in obligations resulting from the issuance of junior subordinated debentures to Fidelity Capital Trust II in December 2003 as well as Fidelity Capital Trust III in October 2004. The obligations arising from the issuance of Junior Subordinated Debentures on our balance sheet at December 31, 2005 are due in the amount of $22.7 million in January 2034 and $30.9 million in November 2034. In addition, we have leasehold obligations totaling $28.5 million. These contractual obligations are set forth in the table below as of December 31, 2005.

The tables below summarize the Company’s contractual obligations, commercial and other commitments at December 31 2005.

	Total	Less Than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)
Time Deposits	$902,080	$771,071	$123,340	$7,669	$—
Long-term Debt(1)	145,972	13,572	72,560	893	58,947
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	28,535	2,806	4,960	3,804	16,965
Pension Obligations(2)	10,536	3,512	7,024	—	—

Total Contractual Cash Obligations	$1,087,123	$790,961	$207,884	$12,366	$75,912

(1)	Includes advances from the Federal Home Loan Bank and Junior Subordinated Debentures.
(2)	Refer to section entitled “Pension Plans” below.

Commercial and Other Commitments

	Total	Less Than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)
Lines of Credit	$301,006	$8,658	$10,621	$22,348	$259,379
Standby Letters of Credit	16,488	12,921	2,914	5	648
Other Commercial Commitments	312,651	237,597	75,054	—	—
Other Commitments	512,346	379,318	133,028	—	—

Total Commitments	$1,142,491	$638,494	$221,617	$22,353	$260,027

Pension Plans. We maintain a qualified defined benefit plan (the “Qualified Plan”), which covers substantially all employees who were hired prior to January 1, 2001 and a supplemental retirement plan to provide additional benefits to executives selected for the plan that are in excess of amounts permitted to be paid under the provisions of tax law to participants in the Qualified Plan. We also sponsor a non-qualified defined benefit plan for its directors.

Our pension costs for all pension plans, excluding our 401(k) deferred savings plan, approximated $6.2 million and $5.3 million for 2005 and 2004 respectively, and is calculated based on a number of actuarial assumptions, including an expected long-term rate of return on our Qualified Plan assets of 8.5%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and our investment advisors, including their review of asset class return expectations from respected sources and authorities. We also evaluated the long-term rate of expected inflation. Projected returns by these sources are based on broad equity and bond indices. We also considered our historical returns in comparison to various market indices. Our expected long-term rate of return is based on a target asset allocation of 70% in equities and 30% in fixed income. We periodically rebalance the actual asset allocation to match the target asset allocation. We expect a long-term rate of return on equities of 9.5% and a long-term rate of return on fixed income investments of 6%. We believe this is a reasonable long-term rate of return for our Qualified Plan assets. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

We base our determination of pension cost on the market value of assets without adjustments or smoothing to reduce year-to-year volatility. Actuarial gains and losses are recognized into pension cost, to the extent they exceed the amount allowed in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, that can be excluded in determining the amount to be amortized (the “corridor”). The amount of gain and loss in excess of the corridor is amortized over the remaining average expected working lifetime of plan participants, which was 10.18 years for 2005. As of December 31, 2004 and 2005, we had cumulative actuarial losses of $18.2 million and $22.5 million respectively for all our pension plans that had not yet been recognized into pension cost.

The discount rate we utilize for determining future pension obligations is based on a review of long term bond yields. We use Moody’s AA bond index and Merrill Lynch’s Corporate 10+ years High Quality bond index as of our measurement date in determining our discount rate each year. The discount rate determined on this basis was 5.75% for both years ended December 31, 2004 and December 31, 2005.

Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 8.5% to 8.0%) would have increased our fiscal 2005 pension cost by approximately $90,000. Lowering the discount rate and salary increase assumptions by 0.5% would have decreased our fiscal 2005 pension cost by $80,000.

The value of our Qualified Plan assets increased from $17.5 million at December 31, 2004 to $21.5 million at December 31, 2005. The investment performance returns and declining discount rates have decreased the under funding in our Qualified Plan, net of accumulated benefit obligations from $680,000 at December 31, 2004 to a prepaid benefit of $2.8 million at December 31, 2005. We expect that based on our actuarial assumptions that we will continue to make cash contributions to the Qualified Plan of at least $3.5 million for at least the next three years.

Impact of Inflation and Changing Prices

The consolidated financial statements of Fidelity Bankshares, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Fidelity Federal Bank & Trust’s operations. Unlike most industrial companies, nearly all the assets and liabilities of Fidelity Federal Bank & Trust are monetary. As a result, interest rates have a greater impact on Fidelity Federal Bank & Trust’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as changes in the price of goods and services.

Recent Accounting Pronouncements Affecting the Company

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. The statement becomes effective for interim or annual periods beginning after January 1, 2006. The Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required. At December 30, 2005 all options previously granted by the Company were fully vested, therefore the Company expects any effect on net income for the year 2006, relating to options granted prior to January 1, 2006 to be minimal.

In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment. These loans are often referred to as “non-traditional” loans and include features such as high loan to value ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. The Bank’s management has evaluated the impact of the FSP and has concluded that their disclosures are consistent with the objectives of the FSP.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants in our accounting and financial disclosure during 2005.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Management’s Assessment

as to the Effectiveness of its Internal Control Structure Over Financial Reporting

and Compliance with Designated Laws and Regulations

To the Stockholders:

Financial Statements

The management of Fidelity Bankshares, Inc. and subsidiaries (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Office of Thrift Supervision Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI of the Thrift Financial Reports (TFR instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the institution’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and TFR Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and TFR Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI, as of December 31, 2005.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

by:	/s/ Vince A. Elhilow	by:	/s/ Richard D. Aldred
	President and Chief Executive Officer		Executive Vice President-Chief Financial Officer
March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fidelity Bankshares, Inc.

West Palm Beach, Florida

We have audited management’s assessment, included in the accompanying report on Management’s Assessment as to the Effectiveness of its Internal Control Structure over Financial Reporting and Compliance with Designated Laws and Regulations, that Fidelity Bankshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports for Schedules SC, SO, and the Reconciliation of Equity Capital included on Schedule SI. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financials reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants

West Palm Beach, Florida

March 14, 2006

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on our website at www.fidelityfederal.com.

Directors

The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2005, including their terms of office:

Name	Age	Position Held at Fidelity Bankshares, Inc.	Director Since (1)	Current Term to Expire
Vince A. Elhilow	66	Chairman of the Board, President and Chief Executive Officer	1984	2006
Keith D. Beaty	55	Director	1992	2008
Paul C. Bremer	62	Director	2000	2007
F. Ted Brown, Jr.	76	Director	1990	2008
William H. Sned, Jr.	59	Director	2005	2006
Donald E. Warren, M.D.	78	Lead Director	1979	2006
Karl H. Watson	64	Director	1999	2007

(1)	Reflects initial appointment to Fidelity Bankshares, Inc.’s predecessor, Fidelity Federal Savings Bank of Florida.

The principal occupations of each director and executive officer of Fidelity Bankshares, Inc. during at least the past five years is set forth below.

Directors

Vince A. Elhilow has been President of Fidelity Federal Bank & Trust since 1987 and Chief Executive Officer of Fidelity Federal Bank & Trust since 1992. In May 2002, Mr. Elhilow was appointed Chairman of the Board of Directors. Prior to his appointment as President of Fidelity Federal Bank & Trust, Mr. Elhilow was manager of the Loan Department from 1973 to 1992 and Executive Vice President and Chief Operating Officer from 1981 to 1987. Mr. Elhilow joined Fidelity Federal Bank & Trust in January 1963 and has been a director since 1984.

Keith D. Beaty is the retired Chief Executive Officer of Implant Innovations, Inc. a distributor of dental implants, located in Palm Beach Gardens. Mr. Beaty has been a director since 1992.

Paul C. Bremer is a retired certified public accountant. From 1979 until his retirement in 2000, Mr. Bremer was a partner with the accounting firm of Ernst & Young LLP. Mr. Bremer has been a director since 2000.

F. Ted Brown, Jr. is a real estate broker with Ted Brown Real Estate, Inc., a company he formerly owned, located in North Palm Beach. Mr. Brown has been a director since 1990.

William H. Sned, Jr., Esquire is the president of the law firm of Sned & Tucker, P.A. Mr. Sned has been a director since December 2005.

Donald E. Warren, M.D. is a retired physician who practiced in West Palm Beach for over 36 years. He was associated with Intracoastal Health Systems until his retirement in November 1996. Dr. Warren is the founding and current chairman of Palm Beach Atlantic University. Dr. Warren has been a director since 1979.

Karl H. Watson is President and Chief Operating Officer of the Construction Materials Division of Rinker Materials, a concrete and building materials company based in West Palm Beach. Mr. Watson has been with Rinker Materials for over 40 years. Mr. Watson has been a director since 1999.

Executive Officers who are not Directors

Richard D. Aldred serves as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Aldred has been employed by Fidelity Federal Bank & Trust for 20 years.

Joseph C. Bova serves as Executive Vice President of Corporate Services. Mr. Bova has been employed by Fidelity Federal Bank & Trust for 34 years.

Robert L. Fugate serves as Executive Vice President of Financial Services/Investments. Mr. Fugate has been employed by Fidelity Federal Bank & Trust for 33 years.

Christopher H. Cook became Executive Vice President and Corporate Counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D’Angio, Tucker & Farach, P.A.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Position,

            December 31, 2004 and 2005

•	Consolidated Statements of Operations,

            Years Ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Comprehensive Operations,

            Years Ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Changes in Stockholders’ equity,

            Years Ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Cash Flows,

            Years Ended December 31, 2003, 2004 and 2005

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.*

3.2	Bylaws of Fidelity Bankshares, Inc.*

4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest**

4.2	Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034***

10.1(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow

10.1(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow

10.2(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred

10.2(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred

10.3(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate

10.3(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate

10.4(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova

10.4(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova

10.5(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook

10.5(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook

10.6	Amendment to Fidelity Bankshares, Inc. 2002 Incentive Stock Benefit Plan

10.7	Amendment to Fidelity Bank & Trust Supplemental Executive Retirement Plan

10.8	Fidelity Federal Bank & Trust 2005 Long-Term Deferred Compensation Plan

13	Consolidated Financial Statements

15	Code of Ethics****

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm to incorporate financial statements in Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).
**	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).
***	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANKSHARES, INC.

Date: March 14, 2006	By:	/s/ Vince A. Elhilow
Vince A. Elhilow, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vince A. Elhilow	By:	/s/ Richard D. Aldred
	Vince A. Elhilow, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)		Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 14, 2006		Date: March 14, 2006

By:	/s/ Paul C. Bremer	By:	/s/ F. Ted Brown, Jr.
	Paul C. Bremer, Director		F. Ted Brown, Jr., Director

Date: March 14, 2006		Date: March 14, 2006

By:	/s/ Donald E. Warren, M.D.	By:	/s/ Karl H. Watson
	Donald E. Warren, M.D., Director		Karl H. Watson, Director

Date: March 14, 2006		Date: March 14, 2006

By:	/s/ Keith D. Beaty	By:	/s/ William Sned
	Keith D. Beaty, Director		William Sned, Director

Date: March 14, 2006		Date: March 14, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.*

3.2	Bylaws of Fidelity Bankshares, Inc.*

4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest**

4.2	Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034***

10.1(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow

10.1(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow

10.2(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred

10.2(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred

10.3(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate

10.3(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate

10.4(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova

10.4(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova

10.5(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook

10.5(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook

10.6	Amendments to Fidelity Bankshares, Inc. 2002 Incentive Stock Benefit Plan

10.7	Amendment to Fidelity Bank & Trust Supplemental Executive Retirement Plan

10.8	Fidelity Federal Bank & Trust 2005 Long-Term Deferred Compensation Plan

13	Consolidated Financial Statements

15	Code of Ethics***

21	Subsidiaries of the Registrant

23	Consent Independent Registered Public Accounting Firm to incorporate financial statements in Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).
**	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).
***	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2003.